Form 10-K
period 2012-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2013-03-07
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
 ______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.
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
 ______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Securities registered pursuant to Section 12(g) of the Act:
None
 ______________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 29, 2012 (based on the closing price of $6.15 per share) was $158,658,493.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of February 28, 2013, there were 26,475,358 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 ______________________________________________________________________
Documents incorporated by reference: Part III of this annual report on Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the close of the registrant's fiscal year.

FAIRPOINT COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Annual Report on Form 10-K for our fiscal year ended December 31, 2012 (this "Annual Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report and the factors set forth below:

•	future performance generally and our share price as a result thereof;

•	restrictions imposed by the agreements governing our indebtedness;

•	our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

•	financing sources and availability, and future interest expense;

•	our ability to repay or refinance our indebtedness;

•	our ability to fund substantial capital expenditures;

•	anticipated business development activities and future capital expenditures;

•
the effects of regulation, including changes in federal and state regulatory policies, procedures and mechanisms including but not limited to the availability and levels of regulatory support payments, and the remaining restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger (as defined hereinafter) and the Plan (as defined hereinafter);

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives, labor negotiations and any resulting work stoppages, and any resulting financial or operational impact;

•
material technological developments and changes in the communications industry, including declines in access lines and disruption of our third party suppliers' provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology ("IT") infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments related to accrued vested benefits under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

PART I
ITEM 1. BUSINESS
Except as otherwise required by the context, references in this Annual Report to:

•	"FairPoint Communications" refers to FairPoint Communications, Inc., excluding its subsidiaries.

•
"FairPoint", the "Company", "we", "us" or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. ("Spinco"), a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "Merger".

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	"Telecom Group" refers to FairPoint, exclusive of our acquired Northern New England operations.

•
"Verizon Northern New England business" refers to the local exchange business of Verizon New England Inc. ("Verizon New England") in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries' (other than Cellco Partnership) (collectively, the "Verizon Group") related long distance and Internet service provider business in those states prior to the Merger.

•	"Predecessor Company" refers to all periods as of and preceding the Effective Date (as defined herein).
Our Business
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network (as defined herein) in addition to Internet access, high-speed data ("HSD"), and local and long distance voice services. We are the incumbent communications provider in the markets we serve, primarily rural communities and small urban markets, and our service territory spans 17 states (after the 2013 sale of our operations in Idaho, which closed on January 31, 2013). Many of our local service companies have served their respective communities for more than 80 years. We operate with approximately 1.3 million access line equivalents, including approximately 326 thousand broadband subscribers, in service as of December 31, 2012.
We own and operate a ubiquitous, next-generation fiber network with more than 15,000 route miles (the "Next Generation Network") in the northern New England states of Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless providers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. Today, we provide cellular transport, also known as backhaul, through over 900 mobile Ethernet backhaul connections. We have fiber connectivity to more than 900 towers in our service footprint.
We were incorporated in Delaware in 1991 and grew through acquisitions to operate 30 local exchange carriers ("LECs") in 18 states with approximately 306 thousand access line equivalents as of December 31, 2007. Then, in March 2008, we completed the acquisition of the Northern New England operations from Verizon. This acquisition significantly expanded our geographic platform in Maine, New Hampshire and Vermont increasing our access line density and adding approximately 1.6 million access line equivalents from residential, business and wholesale customers.
Evolution of our Business
Access lines have historically been an important element of our business. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from competitive local exchange carriers ("CLECs"), wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and voice over IP ("VoIP"), and challenging economic conditions. Our objective is to transform our revenue. Our plan is to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages including video and other value added services.

Over the past few years, we have made significant capital investments in our Next Generation Network to expand our business service offerings to meet the growing data needs of our customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, within the last eighteen months, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers. These advanced data services are our flagship product and are laying the foundation not only for new business but also for additional IP-based voice services in the future.
Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. Our extensive fiber network, over 15,000 route miles, including over 900 cell towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cell towers.
Coupled with recent regulatory reform in the states of Maine, New Hampshire and Vermont that will serve to promote fair competition among communication services providers in the region, we believe that there is a significant organic growth opportunity within the business and wholesale markets given our extensive fiber network and IP-based product suite combined with our relative low market share in these areas.
Generation of Revenue
We offer a broad portfolio of services to meet the communications and technology needs of our customers, including bundling of services designed to simplify our customers' purchasing and management processes. Our basic offerings are outlined below, based on the types of services we provide.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for more information regarding our revenue sources and financial results, respectively.
Data and Internet Services
We believe data and Internet services are the cornerstone of our growth strategy for our business customers who require more advanced data solutions and our wholesale customers who experience capacity demands from their end users for higher speed services. We offer an extensive array of high capacity data services including: private line special access, fast packet, optical, Ethernet and IP services. We work with large businesses and carriers to deliver network capacity to meet their specific needs, including migrating networks from time division multiplexing to Ethernet-based high capacity circuits.
We offer broadband Internet access via Ethernet technology, fiber-to-the-home technology, digital subscriber line ("DSL") technology, retail Ethernet, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer-owned equipment and software to establish a presence on the Internet. We offer enhanced Internet services, which include obtaining IP addresses, basic website design and hosting, domain name services, content feeds and web-based e-mail services.
Voice Services
Local Calling Services. Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined "exchange" area. Local calling services include basic local lines and local private lines. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a LEC's territory, the amount that we can charge a customer for local service is generally determined by proceedings involving the appropriate state regulatory authorities.
Long Distance Services. We offer dedicated long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we offer wholesale long distance services to communications providers that are not affiliated with us.
High-Cost Loop Funding. We receive Connect America Fund ("CAF") Phase I frozen support (formerly Universal Service Fund ("USF") high-cost support) subsidies to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. As described below in "Item 1. Business—Regulatory Environment", the USF high-cost support mechanisms in all forms were replaced, effective January 1, 2012, with CAF Phase I frozen support pursuant to the FCC's CAF/ICC Order (as defined herein). The USF was and its successor, the CAF, is funded by monthly fees charged to interexchange carriers and LECs. Until 2012, the USF made payments to us on a monthly basis based upon our cost support for LECs whose cost of providing the local loop connections to customers is significantly greater than the national average. For our rural service areas, these USF payments fluctuated based upon our average cost per loop compared to the national average cost per loop. For our non-rural service areas, these USF payments were based on cost models which estimate the cost to provide services and generate universal service support payments for high-cost areas. As described below in "Item 1. Business—Regulatory Environment", our 2012 CAF Phase I frozen support revenue was not calculated in this manner. Instead, it is transitional funding based upon and equal to all forms of our 2011 USF high-cost support revenue. CAF Phase I frozen support payments, which replaced all forms of USF high-cost payments, account for less than 2% of our total revenue in the year ended December 31, 2012. We expect to continue to receive the same level of CAF Phase I frozen support revenue during 2013 until the Federal Communications Commission ("FCC") completes its proceedings to adopt a CAF cost model and develop CAF Phase II for our operating areas. At such time, we will accept or refuse that funding based on our evaluation of the cost of our obligations associated with the funding. It is not clear if the FCC will complete its CAF Phase II proceeding during 2013.
Access
Network Transport Services. We offer network transport services to wholesale customers for their use in connecting end users to the interexchange networks of the wholesale customer. These network transport services include special access services, which are primarily DS1 and DS3 services, and high speed digital services, which are primarily Ethernet-based services provisioned over fiber and copper facilities. We also offer carrier Ethernet services throughout our market to our business and wholesale customers, which includes Ethernet virtual circuit technology for cellular backhaul.
Network Switched Access Service. Network access enables long distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network switched access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. Network switched access compensation is subject to the FCC's CAF/ICC Order (as defined herein), as described below in "Item 1. Business—Regulatory Environment." Under the new rules, network switched access revenues are expected to continue to decline, but on a more predictable basis with fewer disputes.
Intrastate Access Charges. We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our local exchanges. We also generate intrastate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as HSD services, to a customer in one of our local exchanges. The interexchange carrier pays us an intrastate access payment for either terminating or originating the communication. We bill access charges relating to such service through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority and are also subject to the rate transitions by the FCC in its CAF/ICC order (as defined herein).
Interstate Access Charges. We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our exchanges to a customer in another state, or when such a call is terminated to a customer in one of our exchanges. We also generate interstate access revenue when an interexchange carrier orders special access to connect interexchange private line services using DS1s, DS3s or Ethernet private line ("E-LINE") access to a customer in one of our local exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, interstate access charges are regulated and approved by the FCC instead of the state regulatory authority.
Other Services
We seek to capitalize on our LECs' local presence and network infrastructure by offering enhanced services to customers, as well as special purpose projects for customers.
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
Video. In certain of our markets, we offer video services to our customers by reselling DirecTV content and providing cable and IP television video-over-DSL.
Value Added Services. In targeted markets, we offer additional value added and convenience-based services for our customers including power utility offerings through a marketing arrangement, conference calling services for business and residential customers, among others. We are continually working to build stronger relationships with our customers as their needs evolve.

Special Purpose Projects. Upon request from customers, we provide project-based implementation support services. These services are provided on a time and materials basis at the customer location as part of a larger FairPoint solution. This capability allows us to better serve our customers and assist in filling in resource gaps they may encounter when implementing new communications plans.
Our Markets
Most of our 32 LECs (after the 2013 sale of our operations in Idaho) operate as the incumbent local exchange carrier ("ILEC") in each of their respective markets with business, wholesale and residential customers in addition to broadband subscribers. The following chart identifies the number of access line equivalents and percentage thereof by customer type as of December 31, 2012 and 2011, respectively:

Access Line Equivalents by Type	December 31, 2012		December 31, 2011
Residential	586,725	45.9%	645,453	47.9%
Business	299,701	23.5%	311,241	23.1%
Wholesale	65,641	5.1%	76,065	5.7%
Total voice access lines	952,067	74.5%	1,032,759	76.7%
Broadband subscribers	326,367	25.5%	314,135	23.3%
Total access line equivalents (1)	1,278,434	100.0%	1,346,894	100.0%

(1)	On January 31, 2013, we completed the sale of our operations in Idaho which accounted for 5,604 and 5,536 access line equivalents at December 31, 2012 and 2011, respectively.
Our operations are primarily focused in rural communities and small urban markets and are geographically concentrated in the northeastern United States. The following chart identifies the number of access line equivalents and percentage thereof in each of our 18 states as of December 31, 2012 and 2011, respectively:

Access Line Equivalents by State	December 31, 2012		December 31, 2011
Maine	452,743	35.4%	480,559	35.7%
New Hampshire	363,495	28.4%	386,407	28.7%
Vermont	264,266	20.7%	274,958	20.4%
Florida	47,394	3.7%	49,087	3.6%
New York	43,901	3.4%	45,500	3.4%
Washington	40,000	3.1%	41,536	3.1%
Missouri	13,147	1.0%	13,476	1.0%
Ohio	12,089	1.0%	12,534	0.9%
Virginia	8,320	0.7%	8,436	0.6%
Kansas	6,202	0.5%	6,398	0.5%
Idaho (1)	5,604	0.4%	5,536	0.4%
Pennsylvania	5,564	0.4%	5,757	0.4%
Illinois	5,393	0.4%	5,769	0.4%
Oklahoma	4,101	0.3%	4,160	0.3%
Colorado	3,160	0.3%	3,597	0.3%
Other states (2)	3,055	0.3%	3,184	0.3%
Total access line equivalents	1,278,434	100.0%	1,346,894	100.0%

(1)	On January 31, 2013, we completed the sale of our operations in Idaho.

(2)	Includes Massachusetts, Georgia and Alabama.
Sales and Marketing
We have a customer-oriented marketing approach that emphasizes our advanced network and reliable service. Each of our LECs has a long history in the communities it serves. It is our practice to maintain and enhance the strong brand recognition and reputation that each LEC enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our brand recognition in order to attain higher recognition with potential customers. We have approximately 3,300 employees who work and live in the markets where we provide service.

In our Northern New England operations, VantagePointSM services are provided on our state-of-the-art network available through our IP-based network in three contiguous states. These services provide Ethernet connections that support video conferencing, e-learning and other broadband based applications and have a level of coverage and capacity that we believe is unmatched in our marketplace. We have divided our Northern New England operations efforts into five distinct markets: residential, small and medium business, large business and enterprise, government and education, and wholesale. Marketing plans, distribution strategies, opportunities and tactics are tailored to each of these markets using call center or direct sales based approaches.
Our sales organization utilizes an inbound call center for residential distribution. Marketing activities and campaigns are targeted at specific residential markets, driving calls to the sales call centers. For our business customers, we leverage an inbound call center for small business and a direct sales force for all other business clients. The direct sales force focused on small and medium business is assigned by geography, covering a dedicated sales territory. The direct sales force focused on large and enterprise business utilizes a named account program. The government and education and wholesale teams also utilize a named account approach, focusing on specific new and existing customers within their annual sales plans. Sales resources include account managers, support representatives and sales engineers, and are customized based on account size and need.
Information Technology and Support Systems
We have a customer-focused approach to information technology ("IT") which allows for efficient business operations and supports revenue growth. Our approach is to simplify and standardize processes in order to optimize the benefits of our back-office and operation support systems. Specifically, our "simplify and optimize" initiative targets the reduction of redundant and manual processes to reduce cycle times, improve efficiency and deliver enhanced customer service.
Our back-office and operations support systems are a combination of integrated off-the-shelf packages that have been customized to support our operations as well as software as a service solution. Our Northern New England operations carrier access billing and our Telecom Group billing operations are supported by fully outsourced third-party platforms.
Our systems are supported by a combination of employees and contractors. Our internal IT group supports data center operations, data network operations, internal help desk, desktop support and phases of the systems development life cycle. We use professional services firms for the majority of software development and maintenance.
Network Architecture and Technology
Rapid and significant changes in technology are underway in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we continue to build and expand our advanced Next Generation Network in our Northern New England operations. The Next Generation Network is an IP/MPLS network with over 15,000 miles of fiber optic cable. This network is the largest IP/MPLS based network in northern New England. We have made significant investments in our fiber optic network to expand our business service offerings to meet the growing needs of our customers and to increase broadband speeds and capacity in our consumer markets. We expect to continue to invest in expanding the reach of our fiber network to connect directly to customers' premises, cellular towers and data centers. We believe this network architecture will enable us to efficiently respond to these technological changes.
Next Generation Network transport systems in our Northern New England operations and our Telecom Group are a combination of Synchronous Optical Network, Dense Wave Division Multiplexing and Ethernet transport capable of satisfying customer demand for high speed bandwidth transport services. This system supports advanced services including carrier Ethernet services and legacy data products such as Frame Relay and Asynchronous Transfer Mode ("ATM"), facilitating delivery of advanced services as demand warrants.
In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2012, nearly all of our central offices are capable of providing broadband services through DSL technology, cable modem and/or wireless broadband.
During 2012, we expanded our broadband availability across our 17-state territory (after the 2013 sale of our operations in Idaho). We have committed to expand our broadband footprint in New Hampshire to reach 95% of our customers in the state by December 31, 2013. We have also made significant updates to our network in rural communities in the 17 states (after the 2013 sale of our operations in Idaho) served by our Telecom Group, bringing greater network speed to our customers. Our LEC network consists of 89 host central offices and 419 remote central offices, all with digital switches. Approximately 99% of our central offices are served by fiber optic facilities, which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.

Competition
The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various technologies. There are two predominant types of local telephone service providers, or carriers, in the telecommunications industry: ILECs and CLECs. ILECs were the traditional monopoly providers of the local telephone service prior to the passage of the Telecommunications Act of 1996 (the "1996 Act"). A CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC. The 1996 Act provides, in general, for the removal of barriers to market entry in order to promote competition in the provision of local telecommunications and information services. As a result, competition in local exchange service areas for voice and data services has increased and is expected to continue to increase from CLECs, wireless providers, cable companies, Internet service providers, long distance service providers, satellite companies and other wireline carriers.
In addition, in recent years the United States telecommunications industry has undergone significant structural changes. Many of the largest service providers have achieved growth through acquisitions and mergers, while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in consolidation of the industry.
Regulations and technology change quickly in the communications industry, and these changes have historically had, and are expected to continue in the future to have, a significant impact on competitive dynamics. For instance, the ubiquity of wireless networks coupled with technology changes, such as VoIP, and data-driven devices (i.e. smartphones, computer tablets and netbooks), are creating increased competition and technology substitution, a trend we expect will continue for the foreseeable future. Public monies in the form of stimulus funds to build broadband networks are also providing a new source of competition for us. In addition, many of our competitors have access to larger workforces or have substantially greater name-brand recognition and financial, technological and other resources than we do. Moreover, some of our competitors, including wireline, wireless and cable, have formed and may continue to form strategic alliances to offer bundled services in our service areas.
We estimate that, as of December 31, 2012, most of the customers that we serve have access to voice, network transport and Internet services through a cable television company. In addition, increasingly, both CLECs and cable companies have begun to penetrate the market for high capacity circuits for large businesses and carriers, including interexchange and wireless providers. Lastly, in most of our service areas, we face competition from wireless carriers for voice and high speed data services.
Therefore, we face intense competition from a variety of sources for our voice and data services in most of the areas we now serve, many of whom have greater resources and access to capital and we expect that such competition will continue to intensify in the future. This competition has had an adverse impact on our access lines, broadband subscriber growth rates and revenues.
We use numerous strategies to address these competitive pressures and changes in customer behavior. Our strategies are focused on maintaining connections with our customers through enhanced products and services and generating new revenues through new customer growth, win-backs of former customers and new product development. We offer attractive packages of value-added services that feature HSD along with local, long distance calling, enhanced telephone features and video offerings.
For our business customers, we believe that the reliability and reach of our network is a competitive advantage particularly with regionally based enterprises in segments like healthcare and banking. Business customers rely on us for voice services, but continually seek higher capacity data services, as provided through our Ethernet portfolio. We are expanding the training of employees selling and servicing our enterprise customers with sophisticated products and services.
See "—Regulatory Environment" herein and "Item 1A. Risk Factors" included elsewhere in this Annual Report for more information regarding the competition that we face.
Employees
As of December 31, 2012, we employed a total of 3,369 employees, 2,161 of whom were covered by 15 collective bargaining agreements. As of December 31, 2012, 111 of our employees were covered by seven collective bargaining agreements that expire during 2013. Additionally, our collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW") and the Communications Workers of America ("CWA") in Northern New England cover approximately 1,900 employees in the aggregate and expire in August 2014.
Intellectual Property
We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.

Emergence from Chapter 11 Proceedings
On October 26, 2009 (the "Petition Date"), we filed voluntary petitions for relief under chapter 11 of title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). These cases were jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (each a "Chapter 11 Case", and collectively, the "Chapter 11 Cases"). On January 24, 2011 (the "Effective Date"), we substantially consummated our reorganization through a series of transactions contemplated by our Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed by the Bankruptcy Court, the "Plan").
The Plan provided for, among other things:

(i)
the cancellation and extinguishment on the Effective Date of all our equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of our common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests,

(ii)
the issuance of shares of our new common stock, par value $0.01 per share (the "Common Stock"), and the issuance of warrants (the "Warrants") to purchase shares of our Common Stock to holders of certain claims in connection with a warrant agreement that we entered into with the Bank of New York Mellon, as the warrant agent, on the Effective Date (the "Warrant Agreement"),

(iii)	the satisfaction of claims associated with

(a)
the credit agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A., as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the "Pre-Petition Credit Facility"),

(b)
the 13-1/8% senior notes due April 1, 2018 (the "Old 13-1/8% Notes"), which were issued pursuant to the indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended, and

(c)
the 13-1/8% senior notes due April 2, 2018 (the "New 13-1/8% Notes" and, together with the Old 13-1/8% Notes, the "Pre-Petition Notes"), which were issued pursuant to the indenture, dated as of July 29, 2009, by and between, FairPoint Communications and U.S. Bank National Association, and

(iv)
the termination by its conversion into the Old Revolving Facility (as defined below) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), by and among FairPoint Communications and FairPoint Logistics, Inc. ("FairPoint Logistics", and together with FairPoint Communications, the "DIP Borrowers"), certain financial institutions (the "DIP Lenders") and Bank of America, N.A., as the administrative agent for the DIP Lenders (the "DIP Administrative Agent").

Our Common Stock began trading on the Nasdaq Stock Market LLC (the "NASDAQ") on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics (collectively, the "Old Credit Agreement Borrowers") entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan facility (the "Old Term Loan", and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). As discussed below, we refinanced the Old Credit Agreement Loans on February 14, 2013. For more information about this refinancing, see "—February 2013 Refinancing" herein.
In connection with the Chapter 11 Cases, we also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont and agreed to regulatory settlements (each a "Regulatory Settlement", and collectively, the "Regulatory Settlements") with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger. For more information regarding the Regulatory Settlements, see "—Regulatory Environment—New Legislation for Maine and New Hampshire" and "—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" herein.
On June 30, 2011 and on November 7, 2012, the Bankruptcy Court entered final decrees closing certain of the Company's bankruptcy cases due to such cases being fully administered. Of the 80 original bankruptcy cases, only the Chapter 11 Case of Northern New England Telephone Operations LLC (Case No. 09-16365) remains.
Fresh Start Accounting
Upon our emergence from the Chapter 11 bankruptcy proceedings, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value was allocated to our assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations subsequent to the Effective Date are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to the Effective Date. For more information regarding fresh start accounting, see note (4) "Reorganization Under Chapter 11" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
February 2013 Refinancing
On February 14, 2013 (the "Refinancing Closing Date"), we refinanced the Old Credit Agreement Loans (the "Refinancing"). In connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that we entered into on the Refinancing Closing Date with certain of our subsidiaries that guarantee our indebtedness under the New Credit Agreement (as defined below) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee (in such capacity, the "Notes Trustee") and collateral agent, and (ii) entered into a new credit agreement (the "New Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time (each a "Lender", and together the "Lenders") and Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the "Administrative Agent") and letter of credit issuer. The New Credit Agreement provides for a $75.0 million revolving credit facility (the ''New Revolving Facility'') and a $640.0 million term loan facility (the ''New Term Loan'' and, together with the New Revolving Facility, the ''New Credit Agreement Loans"). On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus an additional approximately $7.7 million of accrued interest and (ii) pay approximately $33.0 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "Item 7. Management's Discussion and Analysis—Liquidity and Capital Resources" and note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Regulatory Environment
We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent they provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the 1996 Act, which amended the Communications Act of 1934 (the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
We are required to comply with the Communications Act which requires, among other things, that telecommunications carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act contains requirements intended to promote competition in the provision of local services and to lead to deregulation as markets become more competitive.
The FCC's CAF/ICC Order (as defined herein) modified regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC eliminated the rural/non-rural distinction among ILECs and treats ILECs as either price cap or rate-of-return. Under the new rules, effective January 1, 2012, all of our ILECs are treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. However, the Telecom Group rate-of-return companies continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs including capping all state originating and terminating switched access charges and reducing state switched access charges beginning July 1, 2012 in a two-year transition to make state switched access charges equal to interstate switched access charges.
Overview of FCC Order to Reform Universal Service and Intercarrier Compensation
On March 16, 2010, the FCC submitted the National Broadband Plan ("NBP") to the United States Congress ("Congress"). The NBP is a plan to bring high-speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved and to address changes to interstate access charges and other forms of intercarrier compensation ("ICC").

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking ("NPRM") on universal service programs and ICC reform. On November 18, 2011, the FCC released its comprehensive and landmark order to modify the nationwide system of universal support and the ICC system (referred to hereafter as the "CAF/ICC Order"). In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The intent of the CAF is to bring high speed affordable broadband services to all Americans. The CAF/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges.
In conjunction with the CAF/ICC Order, the FCC adopted a NPRM to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II reverse auction rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. It is not known what decisions will be made on these issues or how they may impact us. In general, CAF Phase I is interim support provided to price cap carriers during the period in which the FCC establishes its permanent CAF funding rules for CAF Phase II. CAF Phase I includes certain support structures, including frozen support and optional incremental support. CAF Phase I will continue until CAF Phase II is implemented, which is dependent on how long it takes the FCC to complete its CAF Phase II proceedings.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, during 2012, we received monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. The CAF/ICC Order anticipates that CAF Phase I frozen support payments in 2012 will be replaced by CAF Phase II starting in 2013. However, it is likely that it may take longer for the FCC to complete its CAF Phase II proceeding and that CAF Phase I frozen support will continue into a portion or all of 2013. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013 we will need to spend one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." Should we continue to receive CAF Phase I frozen support in 2014 and 2015, this spend obligation will increase to two-thirds and 100%, respectively.
Pursuant to the revised CAF programs, during 2012 we were offered $4.8 million of one-time funding under the FCC's CAF Phase I incremental support program. Under this program, we can use some or all of this support subject to certain restrictions. We notified the FCC that we will accept $2.0 million of CAF Phase I incremental support funding, which will primarily be used in Vermont. On September 10, 2012, we filed a petition, which is still pending, with the FCC asking it to waive its rules to allow us to use the remaining $2.8 million of CAF Phase I incremental support funding to bring high speed broadband services to 697 customer locations in the state of Maine.
FCC New Rules for ICC System. The CAF/ICC Order establishes rules to reform historical rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The new rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC establishes a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC requires carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which is the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue is used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each operation, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and $1.00 (per month) per line for multi-line business customers, for a total of $5.00 per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and $1.00 (per month) per line for multi-line business customers for a total of $6.00 per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.

Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP included a 2011-2015 Amended Retail Service Quality Plan ("RSQP") which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. Additionally, the RSQP and related SQI penalties may be eliminated in Vermont during 2013 if we achieve certain retail service metrics. We believe the IRP and RSQP should allow our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate.
New Legislation for Maine and New Hampshire
During the middle of the fiscal year 2012, new legislation was enacted into law in both Maine and New Hampshire, which will decrease the scope of retail telecommunications regulation for us, eliminating many of the state-specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace. Effective August 10, 2012, the New Hampshire legislation enacted in its Session Laws of 2012, Chapter 177 (known as Senate Bill 48) ("SB 48"). SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially levels the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire Public Utilities Commission ("NHPUC") has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to:

(i)	Obligations that arise pursuant to the Communications Act, as amended;

(ii)
Obligations imposed on our Northern New England operations that arose prior to February 1, 2011 that relate to the availability of broadband services, soft disconnect processes and capital expenditure commitments within New Hampshire;

(iii)	Obligations that relate to the provision of services to CLECs, interexchange carriers and wireless carriers, regardless of technology; or

(iv)	Certain obligations related to telephone poles and carrier of last resort responsibilities.
In New Hampshire, beginning with the August 10, 2012 effective date of the legislation, our exposure to annual SQI penalties was eliminated (from $12.5 million to zero) and we have pricing discretion with respect to existing and new retail telecommunications services other than basic local exchange service and certain services provided to customers who qualify for the federal lifeline discount.
On April 12, 2012, Maine Governor Paul LePage signed Public Law 2011, Chapter 623 (also known as P.L. 2011, c.623) (the "Maine Deregulation Legislation") into law. The Maine Deregulation Legislation significantly deregulates retail telecommunications service offerings and reduces regulation applicable to ILECs, such as our Northern New England operations. The legislation eliminated regulatory oversight on all retail services other than the basic exchange service defined in Maine as Provider of Last Resort ("POLR") service and significantly reduced FairPoint's maximum exposure to SQI penalties, along with reducing the number of reportable retail metrics.
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, during Maine's fiscal year ending July 31, 2013, will be decreased from $12.5 million to $2.0 million and we will have pricing discretion with respect to existing and new telecommunications services other than POLR services.
We estimate that these significant changes in both federal and state regulation did not and will not have a material impact in 2012 or 2013, respectively. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Access Charges
Our local exchange subsidiaries receive compensation from long distance telecommunications providers for the use of their network to originate and terminate state and interstate interexchange traffic. With respect to interstate traffic, the FCC regulates the prices we may charge for this purpose, referred to as access charges, as a combination of flat monthly charges paid by end users, usage sensitive charges paid by long distance carriers and recurring monthly charges for use of dedicated facilities paid by long distance carriers. Intrastate access charges are regulated by the state commissions. The amount of access charge revenue that we will receive is subject to change. The FCC has adopted, in its CAF/ICC Order, a plan to resolve certain billing disputes related to ICC and to transition all terminating state and interstate ICC to zero over a six or nine year period for price cap and rate-of-return companies, respectively.

The FCC's CAF/ICC Order significantly changes the existing rates for access charges, which, combined with the development of competition, have generally caused the aggregate amount of switched access charges paid by long distance carriers to decrease over time. The FCC, in a separate proceeding, is considering whether to modify price cap rules as they apply to special access and whether to restrict some of the pricing flexibility enjoyed by price cap ILECs, which includes some of our Northern New England operations. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.
Universal Service Regulation
Universal Service Support. USF disbursements were distributed only to carriers that are designated as "eligible telecommunications carriers" ("ETCs") by a state regulatory commission. All of our LECs were designated as ETCs. As previously described, the FCC has replaced the legacy USF high-cost programs with its CAF programs.
We benefit indirectly from support to low-income users under the Lifeline and Linkup universal service programs. Effective April 1, 2012, the Linkup program was eliminated for all low-income subscribers except for Native Americans. Linkup is a program which pays 50% of the non-recurring charges, not to exceed $30.00 per month, associated with establishment of local telecommunications service. Also effective April 1, 2012, there were major reforms to the Lifeline program. Prior to the changes, Lifeline credits were based on four tiers of support. The first three tiers of federal support were replaced by a flat credit of $9.25 per month. The fourth tier, which relates to Native Americans, is unchanged. In addition, the FCC established revised eligibility criteria effective April 1, 2012. The FCC order requires the Universal Service Administration Company ("USAC") to establish a national database by the end of 2013 which will be used to eliminate duplicate funding. It is not known how these changes will impact us. The elimination of duplicate support could result in fewer customers choosing us for Lifeline service, with the potential that a portion of our Lifeline customers may prefer to use other carriers for this service.
Universal Service Contributions. Federal universal service programs are currently funded through a surcharge on interstate and international end user telecommunications revenues. Declining long distance revenues, the popularity of service bundles that include local and long distance services, and the growth in size of the fund, due primarily to increased funding to competitive ETCs, all prompted the FCC to consider alternative means for collecting this funding. As an interim step, the FCC has ordered that providers of certain VoIP services must contribute to federal universal service funding. The FCC also increased the percentage of revenues subject to federal universal service contribution obligations that wireless providers may use as their methodology for funding universal service. We cannot predict whether the FCC or Congress will require modification to any of the universal contribution rules, or the ultimate impact that any such modification might have on us or our customers.
Local Service Regulation
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
Under the 1996 Act, all LECs, including both ILECs and CLECs, are required to: (i) allow others to resell their services, (ii) ensure that customers can keep their telephone numbers when changing carriers, referred to as local number portability, (iii) ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing, (iv) ensure competitive access to telephone poles, ducts, conduits and rights of way and (v) compensate competitors for the cost of completing calls to competitors' customers from the other carrier's customers.
In addition to these obligations, ILECs are subject to additional requirements to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point, (ii) unbundle and provide nondiscriminatory access to certain network elements, referred to as unbundled network elements ("UNEs"), including some types of local loops and transport facilities, at regulated rates and on nondiscriminatory terms and conditions, to competing carriers that would be "impaired" without them, (iii) offer their retail services for resale at wholesale rates, (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the ILEC's premises. Competitors are required to compensate the ILEC for the cost of providing these services.
Our Northern New England operations are subject to all of the above requirements. In addition, our Northern New England operations are subject to additional unbundling obligations that apply only to Bell Operating Companies. In contrast to the unbundling obligations that apply generally to ILECs, these Bell Operating Company-specific requirements mandate access to certain facilities (such as certain types of local loops and inter-office transport and local circuit switching) even where other carriers would not be "impaired" without them.
Our Telecom Group service companies are exempt from the additional ILEC requirements until the applicable rural carrier receives a bona fide request for these additional services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible and is consistent with the universal service objectives set forth in the 1996 Act. This exemption is effective for all of the Telecom Group operations, except in Florida where the legislature has determined that all ILECs are required to provide the additional services as prescribed in the 1996 Act. Loss of a rural exemption by one or more of the Telecom Group operating companies could be achieved if the state commission grants such a petition filed by a competitor. Loss of the rural exemption would potentially expose the operation to additional local competition.
Long Distance Regulation
The FCC has required that ILECs that provide interstate long distance services originating from their local exchange service territories must do so in accordance with "non-structural separation" rules. These rules have required that our long distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate and (iii) acquire any services from their affiliated LEC at tariffed rates, terms and conditions. Our Northern New England operations, which are Bell Operating Companies, are subject to a different set of rules allowing them to offer both long distance and local exchange services in the regions where they operate as Bell Operating Companies, subject to certain conditions with which we comply. In addition, our operations have been obligated under the FCC's "equal access" scripting requirement to read new customers a list of all available long distance carriers presented in random order. Not all of our competitors must comply with these requirements. Therefore, these requirements may put us at a competitive disadvantage in the interstate long distance market.
Other Obligations under Federal Law
We are subject to a number of other statutory and regulatory obligations at the federal level. For example, the Communications Assistance for Law Enforcement Act ("CALEA") requires telecommunications carriers to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Under CALEA and other federal laws, we may be required to provide law enforcement officials with call records, content or call identifying information, pursuant to an appropriate warrant or subpoena.
The FCC limits how carriers may use or disclose customer proprietary network information ("CPNI") and specifies what carriers must do to safeguard CPNI provided to third parties. Congress has enacted, and state legislatures are considering, legislation to criminalize the unauthorized sale of call detail records and to further restrict the manner in which carriers make such information available.
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
Broadband and Internet Regulation
A Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so. On October 4, 2011, tw telecom, inc. filed a petition with the FCC asking it to reverse the forbearance granted to Verizon by operation of law on March 19, 2006. Comments have been filed in this proceeding by FairPoint and other parties. Following reply comments, the FCC may issue an order on this petition. A similar petition was filed by a group of competing LECs on November 2, 2012 and has been put out for comment by the FCC. We do not know how this would be resolved or the impact it may have on us if the FCC reversed, eliminated or modified the forbearance granted to Verizon in 2006.
The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC's rules protecting CPNI; provide local number portability; and pay regulatory fees. The FCC released a statement of net neutrality principles favoring customer choice of content and services available over broadband networks. It has adopted open Internet access rules applicable to all broadband Internet access providers. However, we cannot predict what impact, if any, this may have on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. The FCC has preempted some state regulation of VoIP.
Additional rules and regulations may be extended to the Internet and to broadband Internet access. A variety of proposals are under consideration in both federal and state legislative and regulatory bodies. For example, the FCC is considering reclassifying the transport component of broadband service as a "telecommunications service." In addition, there has been increasing activity to increase regulatory oversight of third party billing on telephone bills and on cyber-security. We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position and our regulatory compliance costs.
On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (the "Recovery Act") which, among other programs, provides for $7.2 billion for broadband development in unserved and underserved areas of the United States. There were several grants of stimulus funding under the Recovery Act in our Northern New England operating area and our other service areas and in particular for the overbuilding of our Next Generation Network. Networks built with these funds in such areas are competition for our products and services.
State Regulation
The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke authority for authorizing companies to provide communications services. In some states, our intrastate long distance rates are also subject to state regulation. States typically regulate local service quality, billing practices and other aspects of our business as well. As described above, intrastate access charges are subject to the transition plan established in the recent FCC's CAF/ICC Order.
Most state commissions have traditionally regulated LEC pricing through cost-based rate-of-return regulation. In recent years, however, state legislatures and regulatory commissions in most of the states in which our telephone companies operate have either reduced the regulation of LECs or have announced their intention to do so and we expect this trend will continue. Such relief may take the form of mandatory deregulation of particular services or rates; or it may consist of optional alternative forms of regulation ("AFOR"), which may involve price caps or other flexible pricing arrangements. Some of these deregulatory measures are described in greater detail below. We believe that some AFOR plans allow us to offer new and competitive services faster than under the traditional regulatory regimes.
The following summary addresses significant regulatory actions by regulatory agencies in Maine, New Hampshire and Vermont that have affected or are expected to affect our Northern New England operations:
Regulatory Conditions to the Merger, as Modified in Connection with the Plan. As required by the Plan, as a condition precedent to the effectiveness of the Plan, we were required to obtain certain regulatory approvals, including approvals from the public utility commissions in Maine and New Hampshire and the Vermont Public Service Board ("VPSB"). In connection with the Chapter 11 Cases, we negotiated Regulatory Settlements with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger. These Regulatory Settlements addressed service quality issues, broadband build-out requirements, and certain other financial and management commitments. The commitments agreed to in these proceedings have, for the most part, been completed, are nearly completed, or are no longer applicable.
Maine Regulatory Settlement. On July 6, 2010, the Maine Public Utilities Commission (the "MPUC") provided its approvals for Maine, including the Regulatory Settlement for Maine. Among other requirements, the Maine Regulatory Settlement imposed obligations on us related to, among other things, retail service quality, broadband expansion and various management commitments. Several of these requirements were eliminated statutorily during 2012 upon the enactment of the Maine Deregulation Legislation or will expire during August 2013 concurrent with the expiration of our AFOR in Maine. See "—Regulatory Environment—New Legislation for Maine and New Hampshire" herein for more information on the Maine Deregulation Legislation.
With respect to our broadband expansion obligations, we agreed to adhere to the broadband coverage commitments prescribed in the MPUC's February 1, 2008 Order issued in Docket Nos. 2007-67 and 2005-155 (the "Maine Merger Order"), and all stipulations approved thereby. The Maine Regulatory Settlement extended the final broadband build-out commitments to 83% addressability by December 31, 2010, 85% addressability by July 31, 2012 and 87% addressability by March 31, 2013. Although we believe we met our broadband expansion obligations on December 31, 2010, a majority of the members of the MPUC disagreed with our assessment in an order of the MPUC dated January 11, 2012 (the "2012 MPUC Order"). We appealed this order to the State of Maine Supreme Judicial Court, which, in a decision dated January 24, 2013, upheld the 2012 MPUC Order. The broadband commitment milestones were stayed during our appeal of the 2012 MPUC Order pursuant to an order of the MPUC dated February 13, 2012 (the "Stay Order"). Pursuant to the Stay Order, we calculate the broadband expansion commitments to be 85% addressability by August 14, 2013 and 87% addressability by April 14, 2014. We do not expect the cost of compliance with the 2012 MPUC Order to be significant.
With respect to our management commitments, which we believe we fully have complied with, we agreed to, among other things:

(i)	Establish a board of directors consisting of a supermajority of newly appointed independent directors, with at least one member of the board of directors residing in northern New England;

(ii)	Appoint a regulatory sub-committee of the board of directors that will monitor compliance with the terms of the Maine Merger Order, as modified by the Maine Regulatory Settlement; and

(iii)
Base any management bonuses on a combination of earnings before interest, taxes, depreciation, amortization and restructuring costs ("EBITDAR") with an unspecified percentage based upon service quality metrics.

New Hampshire Regulatory Settlement. On July 7, 2010, the NHPUC provided its approvals for New Hampshire, including the Regulatory Settlement for New Hampshire. Among other requirements, the New Hampshire Regulatory Settlement imposed obligations on us related to, among other things, retail service quality, broadband expansion, capital expenditure commitments and various management commitments. Nearly all of these obligations were eliminated statutorily during fiscal year 2012 upon the New Hampshire legislature's enactment of SB 48. See "—Regulatory Environment—New Legislation for Maine and New Hampshire" herein for more information on SB 48. With respect to our broadband expansion obligations, in conjunction with the Merger, we agreed to adhere to the broadband coverage commitments prescribed in the NHPUC's Order No. 24,823 in Docket DT 07-011; however, the final broadband build-out commitments were extended to March 31, 2013. In an order dated January 29, 2013, the NHPUC approved our proposal to utilize certain SQI penalties incurred during fiscal years 2009 and 2010 for further broadband expansion and to extend the broadband build-out commitment deadline to December 31, 2013. In the event we do not meet our expansion obligations, then penalties will be incurred. The first $500,000 of any penalty amount resulting from any failure to meet broadband commitments will be paid to the New Hampshire Telecommunications Planning and Development Fund. Any penalties above $500,000 will be invested within three years of the date of the penalty as additional expenditures for our New Hampshire network, subject to NHPUC approval. Of note, as of December 31, 2012, we have spent approximately $70.1 million on our New Hampshire broadband expansion efforts.
With respect to capital expenditures, we had committed to spend $285.4 million in capital expenditures in New Hampshire through March 31, 2013, of which the spend requirement was exceeded during fiscal year 2012.
Vermont Regulatory Settlement. On December 23, 2010, the VPSB provided its approvals in Vermont, including the Regulatory Settlement for Vermont. Among other requirements, the Vermont Regulatory Settlement imposed obligations on us related to, among other things, broadband expansion, capital expenditure commitments and various management commitments. Many of these requirements have been satisfied or are no longer applicable.
With respect to our management commitments, which we believe we fully have complied with, we agreed to, among other things:

(i)	Establish a board of directors consisting of a supermajority of newly appointed independent directors, with at least one member of the board of directors residing in northern New England;

(ii)
Appoint a regulatory sub-committee of the board of directors that will monitor compliance with the terms of the February 15, 2008 Order RE: MODIFIED PROPOSAL IN Docket Number 7270, as modified by the Vermont Regulatory Settlement; and

(iii)	Base any management bonuses on a combination of EBITDAR with an unspecified percentage based upon service quality metrics.
Local Government Authorizations
We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain communities. If we more fully enter into video markets, municipal franchises may be required for us to operate as a cable television provider. Some of these franchises may require the payment of franchise fees. We have historically obtained municipal franchises as required. In some areas, we will not need to obtain permits or franchises because the subcontractors or electric utilities with which we will have contracts already possess the requisite authorizations to construct or expand our networks. In association with the Recovery Act, there may be an increase in our requirements associated with road move requests pursuant to new funding for roads. It is not certain whether funding will be available to us for this potential obligation.

Environmental Regulations
Like all other local telephone companies, our 32 LECs (after the 2013 sale of our operations in Idaho) are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of real property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.
Other Information
We make available free of charge on our website, www.fairpoint.com, our reports on Forms 10-K, 10-Q and 8-K and all amendments to such reports as soon as reasonably practical after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC's website at www.sec.gov, or at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.
ITEM 1A. RISK FACTORS
Any of the following risks could materially adversely affect our business, consolidated financial condition, results of operations, liquidity and/or the market price of our outstanding securities. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.
Risks Related to our Common Stock and Our Substantial Indebtedness
The price of our Common Stock may be volatile and may fluctuate substantially, which could negatively affect holders of our Common Stock.
The market price of our Common Stock may fluctuate widely as a result of various factors, including but not limited to period-to-period fluctuations in our operating results, the volume of sales of our Common Stock, dilution, developments in the communications industry, the failure of securities analysts to cover our Common Stock, changes in financial estimates by securities analysts, short interests in our Common Stock, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in general. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our Common Stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
We have substantial indebtedness which could have a negative impact on our financing options and liquidity position and prevent us from fulfilling our obligations under our indebtedness.
As of December 31, 2012, on a pro forma basis after giving effect to the consummation of the Refinancing, the 2013 divestiture of our operations in Idaho and subsequent 2013 repayments on the Old Credit Agreement, our total indebtedness would have been approximately $942.7 million (including approximately $2.7 million of capital leases) and $63.0 million would have been available for borrowing under the New Revolving Facility, net of $12.0 million outstanding letters of credit. Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our obligations under our debt agreements;

•
requiring us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•	limiting our ability to pay dividends to our stockholders;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•	placing us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.
Our ability to continue to fund our debt service requirements and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt service requirements, reduce debt or satisfy debt covenant requirements could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
In addition, a substantial portion of our indebtedness, including borrowings under the New Credit Agreement, bears interest at variable rates. If market interest rates increase, our variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. In addition, interest payments on the New Term Loan based on a British Bankers Association LIBOR rate ("LIBOR") are subject to a floor of 1.25%. While LIBOR remains below 1.25% we may incur interest costs above market rates. While we may enter into agreements limiting our exposure to higher interest rates, such agreements may not offer complete protection from this risk.
Despite our substantial indebtedness level, we will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We may be able to incur substantial additional indebtedness in the future. Although the New Credit Agreement and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt, including future shared collateral debt, is added to our existing debt levels, the related risks that we now face could increase.
To operate and expand our business, service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We may not be able to generate sufficient cash to repay or refinance our indebtedness at maturity or otherwise or to fund our operations and capital expenditure needs, and may be forced to take other actions to satisfy such obligations, which may not be successful.
Our ability to make payments on, or repay or refinance, our indebtedness, to fund our operations and to fund planned capital expenditures, unanticipated capital expenditures and other cash needs will depend largely upon our financial condition and operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, such as any pension contributions required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are beyond our control. In addition, our ability to incur additional debt in the future will depend on our satisfaction of the covenants in the agreements governing our indebtedness. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests. If we are unable to generate sufficient cash from our operations to allow us to meet our debt service requirements, fund our operations and make necessary capital expenditures, we would have to consider other options, some of which may not be available to us due to limitations imposed by our existing financing arrangements, including:

•	sales of assets;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances;

•	obtaining additional capital in the form of equity or debt; or

•	negotiations with our lenders to restructure or refinance the applicable debt.
We can provide no assurance that we would be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the agreements governing our indebtedness may restrict, or market or business conditions may limit, our ability to take some of these actions or the effectiveness of these actions.
An inability to generate sufficient cash from operations to repay or refinance our indebtedness at maturity or otherwise or to fund our operations could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

Our debt agreements contain restrictions that limit our flexibility in operating our business.
The New Credit Agreement and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit us and our restricted subsidiaries' ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	enter into sale and leaseback transactions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
A breach of any of these covenants could result in a default under the New Credit Agreement or the Indenture, including as a result of cross default provisions. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions.
In addition, the restrictive covenants in the New Credit Agreement require us to maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests depends on our ongoing financial and operating performance, which, in turn, is subject to economic conditions and to financial, market and competitive factors, many of which are beyond our control. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources" and note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for more information regarding the New Credit Agreement and the Indenture.
FairPoint Communications is a holding company and depends upon the cash flows of its operating subsidiaries to service its indebtedness and meet its other cash flow needs.
FairPoint Communications is a holding company and conducts no operations. Accordingly, its cash flow and its ability to make payments on, or repay or refinance, its indebtedness and to fund planned capital expenditures and other cash needs will depend largely upon the cash flows of its operating subsidiaries and the payment of funds by those subsidiaries to it in the form of repayment of loans, dividends, management fees or otherwise. Distributions to FairPoint Communications from its subsidiaries will depend on their respective operating results and will be subject to restrictions under, among other things,

•	the laws of their jurisdiction of organization;

•	the rules and regulations of state and federal regulatory authorities;

•	agreements of those subsidiaries, including agreements governing their indebtedness; and

•	regulatory orders.
FairPoint Communications' subsidiaries have no obligation, contingent or otherwise, to make funds available, whether in the form of loans, dividends or other distributions, to it. Any inability to receive distributions from its subsidiaries could have a material adverse impact on its business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to repay our indebtedness.
As of December 31, 2011, our NOLs have been substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. In addition, our emergence from bankruptcy resulted in an ownership change for federal income tax purposes under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This followed previous ownership changes resulting from our initial public offering in February 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to the initial public offering and the Merger. Although we do not expect that these limitations will materially affect our United States federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our United States federal and state income tax payments over the amount we otherwise would have, had we not experienced an ownership change. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to fund our operations, make capital expenditures, service our indebtedness and pay dividends, if any, in the future, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.
Based on Schedules 13D and 13G filed by the respective holders, as of February 14, 2013, there are some institutional holders who own 5% or more of our outstanding Common Stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies as a result thereof.
Future sales or the possibility of future sales of a substantial amount of our Common Stock may depress the price of our Common Stock.
Future sales, or the availability for sale in the public market, of substantial amounts of our Common Stock could adversely affect the prevailing market price of our Common Stock and could impair our ability to raise capital through future sales of equity securities. The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.
As of February 28, 2013, we had 26,475,358 shares of Common Stock outstanding. All such shares are freely traded except for any shares of our Common Stock that may be held or acquired by our directors, executive officers, employee insiders and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon & Co., L.P. ("Angelo Gordon") and entities advised by Angelo Gordon have certain registration rights with respect to the Common Stock they hold or may acquire in the future.
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
We do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Because we are a holding company, our ability to pay dividends depends on our receipt of dividends from our operating subsidiaries. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by results of operations, financial condition, contractual restrictions contained in the New Credit Agreement and the Indenture or indebtedness we may incur in the future, restrictions imposed by applicable law and other factors our board of directors may then deem relevant.
Our actual operating results may differ significantly from our guidance.
From time to time, we have released and may continue to release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with the published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Risks Related to Our Business
We provide services to customers over access lines, and since we have been losing access lines, if our efforts to mitigate this decline and transition to alternative revenue is not successful, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities may be materially adversely affected.
We, along with the telecommunications industry in general, have experienced a decline in access lines and network access revenues and will be further unfavorably impacted in the long-term by the FCC's recent CAF/ICC Order on intercarrier compensation. See "—Risks Relating to Our Regulatory Environment" herein for specific risks associated with the impact of regulatory reform. We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2012 and 2011, respectively, we experienced access line equivalent loss of 5.1% and 5.0%. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies, including wireless, as well as challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. We believe that issues with transitioning certain back-office functions from Verizon's integrated systems to our systems and the Chapter 11 Cases have had and may continue to have an adverse effect on our ability to retain customers.
We expect to continue to experience net access line losses. Our strategy of growing broadband and advanced data services, such as Ethernet, over fiber and copper plant may not be sufficient to offset the revenue impact of continued voice access line loss. Our inability to retain access lines and successfully offset such losses with alternative revenue could adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
We provide access services to other communications companies, and if these companies were to find alternative means of providing services, become insolvent or experience substantial financial difficulties, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities may be materially adversely affected.
We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for payment of switched access charges. We provide dedicated connections between end users and interexchange carriers for the provision of special access service. Switched and special access services are included in access revenues, among other services, of which access revenues represented approximately 34.5% of our total revenues in 2012. Terminating switched access rates are scheduled to decline under the FCC's recent CAF/ICC Order. See "—Risks Relating to Our Regulatory Environment" herein for specific risks associated with the impact of regulatory reform. We may not be successful in offsetting these declines through regulatory replacement mechanisms or operational means. Further, should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

We are subject to competition that may materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
We face intense competition from a variety of sources for our voice, network transport and Internet services in most of the areas we now serve. Regulations and technology change quickly in the communications industry and changes in these factors historically have had, and in the future may have, a significant impact on competitive dynamics. In most of our service areas, we currently face competition from wireless carriers for voice services and increasingly for Internet services. As technology and economies of scale have improved, competition from wireless carriers has increased and is expected to further increase. We also face increasing competition from wireline and cable television companies for our voice and Internet services. We estimate that most of the customers that we serve have access to voice, network transport and Internet services through a cable television company. Wireline and cable television companies have the ability to bundle their services, which has and is expected to continue to intensify the competition we face from these providers. VoIP providers, Internet service providers and satellite companies also compete with our services and such competition has increased and is expected to continue to increase in the future. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources including, in the case of cable television providers, free advertising spots on their video services.
In addition, consolidation and strategic alliances within the communications industry and the development of new technologies have had and may continue to have an effect on our competitive position. We cannot predict the number of competitors that will emerge, particularly in light of possible regulatory or legislative actions that could facilitate or impede market entry, but increased competition from existing and new entities could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
Rapid and significant changes in technology and new service introductions occur frequently in the communications industry and industry standards evolve continually, including but not limited to a transition in the industry from primarily voice products to data services. We cannot predict the effect of these changes on our competitive position, profitability or the industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
The geographic concentration of our operations in Maine, New Hampshire and Vermont make our business susceptible to local economic and regulatory conditions and consumer trends, and an economic downturn, recession or unfavorable regulatory action in any of those states may materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Our service territory spans 17 states (after the 2013 sale of our operations in Idaho). As of December 31, 2012, on a pro forma basis after giving effect to the divestiture of our operations in Idaho, we would have had approximately 1.3 million access line equivalents, of which approximately 84.9% are located in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies). As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. From January 1, 2012 through December 31, 2012, our operations in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies) experienced a 5.4% decline in total access line equivalents in service, compared to a decline of 3.6% for the remainder of our operations during the same period on a pro forma basis after giving effect to the divestiture of our operations in Idaho. Deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to our operations in those states, we could suffer greater harm from that action by state regulators than we would from action in other states because of the concentration of our operations in those states.
We may need to defend ourselves against claims that we infringe upon others' intellectual property rights or may need to seek third-party licenses to expand our product offerings.
From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into licensing agreements requiring license payments that we would not otherwise have to pay or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.
Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be restricted, made more costly or delayed.
We depend on third party providers for certain of our billing functions, IT services, including network support and improvements, and for the provision of our long distance and bandwidth services.
We have agreements with outside service providers to perform a portion of our billing functions and for our provision of long distance and bandwidth services. We also rely on certain third parties for IT services, including network support and improvements.
If these service providers are unable to adequately perform such services or if one of them experiences a significant degradation or failure with respect to such services, it could result in disruptions in our billing, IT systems and/or our long distance and bandwidth services. Furthermore, if these agreements are terminated for any reason, we may be unable to find an alternative service provider in a timely manner or on terms acceptable to us, and may be unable ourselves to perform the services they provide.
With respect to the agreements governing our long distance and bandwidth services, these agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges or rate increases.
If any of the foregoing events occurs with respect to our third-party providers, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities could be materially adversely affected.
A network disruption could cause delays or interruptions of service, which could cause us to lose customers.
To be successful, we will need to continue to provide our customers reliable and uninterrupted service over our expanded network. Some of the risks to our network and infrastructure include:

•	physical damage to our transmission network including poles, cable and access lines;

•	widespread power surges or outages;

•	software defects in critical systems;

•	disruptions beyond our control; and

•	capacity limitations resulting from changes in our customers' usage patterns.
From time to time, in the ordinary course of business, we have experienced and in the future may experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

Any failure or inadequacy of our IT infrastructure could harm our business.
A major failure or inadequacy of our IT infrastructure could harm our business. The capacity, reliability and security of our internal IT hardware and software infrastructure are important to the operation of our current and future business, which would suffer in the event of major system failures. Our inability to expand or upgrade our IT hardware and software infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions, and service quality credits and the diversion of development resources.
A cyber-attack that bypasses our IT and/or network security systems causing an IT and/or network security breach may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our intellectual property and/or confidential business information and could harm our competitive position or otherwise adversely affect our business.
Attempts by others to gain unauthorized access to organizations' IT systems or network elements are becoming more sophisticated and are sometimes successful. These attempts include covertly introducing malware to companies' computers and networks, impersonating authorized users, or "hacking" into systems. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effect. Significant network security failures could result in the theft, loss, damage, unauthorized use or publication of our intellectual property and/or confidential business information; the theft, loss, damage, unauthorized use or publication of our customers' personally identifiable information, intellectual property and/or confidential business information; the unauthorized use or disabling of our network elements; or damage to our reputation among customers and the public. These consequences could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result, which could be significant.
Natural catastrophes or terrorism may damage our network or adversely affect the financial markets.
A major earthquake, hurricane, tornado, flood, fire, terrorist attack, cyber-attack or other similar disruption could damage our network, network operations centers, call centers, data centers, central offices, corporate headquarters or other facilities. Such an event could interrupt our services, adversely affect service quality, overwhelm customer support and ultimately harm our business and reputation. Although we have implemented measures that are designed to mitigate the effects of such events, we cannot predict all of the potential impacts of such events. We maintain insurance coverage for some of these events; however, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our networks or operate key systems as a result of such events, even for a limited period of time, may result in significant expenses or loss of customers and associated revenue.
Even if the major event does not directly impact us, these events could more broadly cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy, which would adversely affect our business.
Because our post-emergence consolidated financial statements reflect fresh start accounting adjustments made upon emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our post-emergence financial statements is not comparable to our financial information from prior periods, including certain statements contained herein.
Upon our emergence from the Chapter 11 bankruptcy proceedings, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value was allocated to our assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations subsequent to the Effective Date are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to the Effective Date.
In addition, as the Chapter 11 Cases remained open, our consolidated balance sheet upon our emergence from Chapter 11 included accruals for unresolved claims related to the Chapter 11 Cases. These accruals were based on management's best estimate of future settlements of such unresolved claims and are subject to adjustment subsequent to the Effective Date. To the extent that our negotiations result in favorable or unfavorable settlements in relation to the amount accrued, we recognize gains and/or losses in our consolidated statement of operations subsequent to the Effective Date.

Our success will depend on our ability to attract and retain qualified management and other personnel.
Our success depends upon the talents and efforts of our senior management team. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Our ability to successfully manage reductions in our workforce could have a material adverse impact on our results of operations.
Reductions in our workforce could adversely impact our ability to operate effectively and, therefore, could adversely impact our customer service, result in higher regulatory penalties and/or reduce our ability to achieve our operational goals.
A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements. If disputes arise, or if we are unable to successfully renegotiate these agreements at an appropriate time or on terms acceptable to us, workers subject to these agreements could engage in strikes or other work stoppages or slowdowns, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
As of December 31, 2012, 2,161 of our 3,369 employees were covered by 15 collective bargaining agreements. Our agreements with the IBEW and the CWA in northern New England cover approximately 1,900 employees in the aggregate and expire in August 2014. Disputes with regard to the terms of any of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future as our current contracts expire could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Additionally, future renegotiation of labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
Our required qualified pension contributions and estimated future qualified pension and post-retirement healthcare plan liabilities may be impacted by several factors and a significant increase in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
We sponsor qualified pension and post-retirement medical and dental plans for certain employees which require significant amounts of cash to maintain. The accrual of future benefits by employees and retirees in these qualified pension and post-retirement healthcare plans that are not covered by a collective bargaining agreement have been frozen. However, under the terms of our qualified pension and post-retirement healthcare plans for participants and retirees covered by a collective bargaining agreement, contractual increases in benefits will continue each year through 2014, at which time the collective bargaining agreements will terminate and be renegotiated. See "—Risks Related to Our Business—A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements. If disputes arise, or if we are unable to successfully renegotiate these agreements at an appropriate time or on terms acceptable to us, workers subject to these agreements could engage in strikes or other work stoppages or slowdowns, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities" herein for more information. Future increases in benefits earned by participants and retirees in these plans may require increasing amounts of cash to maintain and may limit our operational flexibility. These future cash requirements could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
During 2012, as a condition of our collective bargaining agreements, qualified pension plan participants covered by a collective bargaining agreement did not have the option to elect a lump sum payment if they voluntarily terminated their employment with us. Beginning January 1, 2013, this restriction is no longer in effect and retirees again have the ability to elect to receive a portion of their accrued vested benefit in the form of a lump sum payment. In addition, the discount rates used to calculate lump sum payments are currently lower than the discount rate used to calculate the actuarial liabilities of the plan. As a result, the value of a lump sum payment is more than the respective actuarial liability, which creates an actuarial loss. As such, a lump sum payment depletes the plan's assets more than the corresponding reduction in the plan's liability, which reduces the funded status of the plan. If more participants covered by a collective bargaining agreement retire after January 1, 2013 than expected and elect to receive a portion of their accrued vested benefit in the form of a lump sum payment, which is beyond our control, we could experience a significant reduction in the funded status of our qualified pension plan covering these participants. If the funded status of our qualified pension plans decrease below certain percentage thresholds as defined in ERISA, then certain restrictions and other requirements would be placed on us and the participants in the respective plans which would significantly increase the cost of these plans. Accordingly, to maintain the funded status above these percentage thresholds may require us to make significantly higher contributions to these plans in the future. The extent of such increases in our contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Our qualified pension plans are subject to funding requirements as defined under ERISA. These required pension contributions may be impacted by several factors, including fluctuations in the discount rate used to calculate the funding target, the performance of our pension asset portfolio, the number of retirees who elect to receive lump sum distributions and the demographics of plan participants. Fluctuations or adverse changes in any of these factors are beyond our control and may diminish the funded status of our pension plans thereby significantly increasing the contributions we are required to make under ERISA. For example, economic factors have led to a significant decrease in the discount rate for our pension plans and certain workforce reductions resulted in a large amount of lump-sum payments being made to participants in 2011 and in 2012. These factors will increase our future contributions to the pension plans. The extent of such increases in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
During the year ended December 31, 2012, we experienced actual returns on qualified pension plan assets totaling approximately 9.7%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans' assets could result in us having to make additional contributions to these plans. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited for a period of time and we could be required to pay lump sum payments and benefits from our assets. Such required contributions and other payments could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
During 2012, certain legislative actions reduced the required pension contributions for the 2013 plan year. This reduced funding level could materially increase future funding requirements. There are no assurances any additional legislation will be passed that provides future relief for pension contributions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension Contributions and Post-Retirement Healthcare Plan Expenditures" included elsewhere in this Annual Report.
Our long-lived assets and non-amortizable intangible asset may become impaired in the future.
Our long-lived assets, including our property, plant and equipment and amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. Our non-amortizable intangible asset is required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

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
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolving facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network. This could adversely affect our business.
Risks Relating to Our Regulatory Environment
We are subject to significant regulations that could change in a manner adverse to us.
We operate in a heavily regulated industry. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed by Congress or regulators. In addition, the following factors could have a significant impact on us:
Risk of loss or reduction of network access charge revenues. A portion of our revenues comes from intrastate and interstate network access charges, which are paid to us by interexchange carriers for originating and terminating telecommunications traffic. In 2012, our revenues also included CAF funding, which is a transitional form of USF support payments associated with the FCC high-cost programs, as more fully described in "Item 1. Business—Regulatory Environment—Overview of FCC Order to Reform Universal Service and Intercarrier Compensation" included elsewhere in this Annual Report. Further, several of the carriers that provide long-distance services have declared bankruptcy in the past. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
On November 18, 2011, the FCC released the CAF/ICC Order. In this order, the FCC replaced all existing USF funding for price cap carriers with CAF funding. The amount of CAF funding that will be available to us has not been determined nor have the specific obligations that would be associated with such funding. We risk significant reductions in the amount of CAF funding that will be made available to us compared to our current CAF Phase I frozen support. The specific obligations that will be associated with future CAF funding have not been determined and we risk not being able to accept CAF funding if the obligations exceed the funding. The CAF/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for terminating traffic, gradually phasing out these charges. Additional reforms have been proposed. The reforms adopted by the FCC in its order will significantly change the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Regulatory developments of this type could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Risk of re-regulation of wholesale network services provided to retail and wholesale customers. Pursuant to forbearance from the regulation of high-speed interstate services that was deemed granted to Verizon in 2006 and transferred to FairPoint by the FCC in its order approving the Merger, we offer high-speed interstate services on a deregulated basis. The FCC has initiated a proceeding to investigate potential changes to the regulation of special access services. Several parties filed petitions in 2011 and 2012 asking the FCC to reverse the 2006 forbearance granted to Verizon. It is not clear what actions, if any, the FCC will take in these proceedings. Orders resulting from these proceedings could adversely affect pricing and regulation of these services.
The FCC also is considering changes to its rules governing who contributes to the USF support mechanisms and on what basis. Any changes in the FCC's rules governing the manner in which entities contribute to the USF could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Risk of loss of statutory exemption from burdensome interconnection rules imposed on ILECs. Our rural LECs generally are exempt from the more burdensome requirements of the 1996 Act governing the rights of competitors to interconnect to ILEC networks and to utilize discrete network elements of the incumbent's network at favorable rates. To the extent state regulators decide that it is in the public interest to extend some or all of these requirements to our rural LECs, we may be required to provide UNEs to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Risks posed by costs of regulatory compliance. Regulations create significant compliance and administrative costs for us. Our subsidiaries that provide intrastate services are generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Our interstate and intrastate access services are currently provided in accordance with tariffs filed with the FCC and state regulatory authorities, respectively. Challenges in the future to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, these challenges could adversely affect the rates that we are able to charge our customers, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
In addition, our non-rural operations are subject to regulations not applicable to our rural operations, including but not limited to, requirements relating to interconnection, the provision of UNEs, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us in the Merger, the FCC determined that our non-rural operations would be subject to the same regulatory requirements that currently apply to Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England had obtained in the region. Any changes made in connection with these obligations could increase our non-rural operations' costs or otherwise have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.
Our business also may be affected by legislation and regulation imposing new or greater obligations related to open Internet access, assisting law enforcement, bolstering homeland security, pole attachments, minimizing environmental impacts, protecting customer privacy or addressing other issues that affect our business. We cannot predict whether or to what extent the FCC might modify its rules or what compliance with those new rules might cost. Similarly, we cannot predict whether or to what extent federal or state legislators or regulators might impose new network access, security, environmental or other obligations on our business.
Risk of losses from rate reduction. Our LECs that operate pursuant to intrastate rate-of-return regulation are subject to state regulatory authority over intrastate telecommunications service rates. State review of these rates could lead to rate reductions, which in turn could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
For a more thorough discussion of the regulatory issues that may affect our business, see "Item 1. Business—Regulatory Environment" included elsewhere in this Annual Report.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We own or lease all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina, in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms, and transport and distribution network facilities in each of the 17 states (after the 2013 sale of our operations in Idaho) in which we operate our LECs. Our administrative and maintenance facilities are generally located in or near the communities served by our LECs and our central offices are often within the administrative building. Auxiliary battery or other non-utility power sources are located at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.
We believe each of our respective properties is suitable and adequate for the business conducted thereon, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, one of the Chapter 11 Cases is still in the process of being resolved. On November 7, 2012, the Bankruptcy Court entered a final decree closing four Chapter 11 Cases due to such cases being fully administered.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General Market Information, Holders and Dividends
Our Common Stock is listed on the NASDAQ under the symbol "FRP". Prior to January 25, 2011, the common stock of the Predecessor Company traded (i) on the Pink Sheets under the symbol "FRCMQ" from October 26, 2009 to January 24, 2011 and (ii) on the New York Stock Exchange under the symbol "FRP" from our initial public offering on February 4, 2005 until October 23, 2009. All of this common stock was extinguished in accordance with the Plan on the Effective Date. Our existing Common Stock began trading on the NASDAQ on January 25, 2011.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our Common Stock as reported on the NASDAQ. The stock price information is based on published financial sources.

Year Ended December 31, 2012	High	Low
First quarter	$5.15	$3.58
Second quarter	6.50	3.66
Third quarter	8.20	5.25
Fourth quarter	8.15	6.80

Year Ended December 31, 2011	High	Low
First quarter (January 25, 2011 through March 31, 2011)	$25.50	$16.00
Second quarter	17.50	8.74
Third quarter	9.86	4.06
Fourth quarter	6.43	3.13
No dividends were declared on any class of our Common Stock during the fiscal years 2012 or 2011. We currently do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by results of operations, financial condition, contractual restrictions relating to indebtedness, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.
As of February 28, 2013, there were approximately 191 holders of record of our Common Stock.

Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on shares of our Common Stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telecom sector. The period compared commences on January 25, 2011, the date our Common Stock began trading on the NASDAQ after we emerged from Chapter 11 bankruptcy protection and ends on December 31, 2012. Because the value of the common stock of the Predecessor Company bears no relation to the value of our existing Common Stock, the graph below reflects only our existing Common Stock. This graph assumes that $100 was invested on January 25, 2011 in our Common Stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested.

Comparison of Cumulative Total Return Among FairPoint Communications, Inc., S&P 500 and S&P 500 Telecom

Securities Authorized for Issuance under Equity Compensation Plans
The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans. As of December 31, 2012, the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") was the only equity compensation plan under which securities of FairPoint Communications were authorized for issuance. The Long Term Incentive Plan was approved by the Bankruptcy Court in connection with the emergence from bankruptcy. For a description of the material features of the Long Term Incentive Plan, see note (14) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	—	N/A	—
Equity compensation plans not approved by our stockholders	1,129,829	$18.95	1,438,169
Total	1,129,829	$18.95	1,438,169

(1)	Includes 1,129,829 options to purchase shares of Common Stock under the Long Term Incentive Plan.

(2)
Per the Long Term Incentive Plan, if the consolidated enterprise value of the Company (as defined in the Long Term Incentive Plan) does not equal or exceed $2.3 billion on or prior to the expiration of the Warrants, then the aggregate number of shares of Common Stock available for issuance pursuant to future awards will be automatically reduced by 310,326 shares.

Repurchase of Equity Securities
We did not repurchase any equity securities during the three months ended December 31, 2012.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2012, pursuant to the Plan, the Company issued (i) 47,584 shares of Common Stock in the aggregate to holders of allowed unsecured claims against FairPoint Communications (the "FairPoint Communications Unsecured Claims") under the Plan and (ii) Warrants to purchase an aggregate of 116,801 shares of Common Stock, subject to adjustment upon the occurrence of certain events described in the Warrant Agreement to holders of FairPoint Communications Unsecured Claims under the Plan.
Based on the Order Confirming Debtors' Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of December 29, 2010 (the "Confirmation Order"), the Company relied on Section 1145(a)(1) of the Bankruptcy Code to issue the new securities described above.
ITEM 6. SELECTED FINANCIAL DATA
On March 31, 2008, we completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related voice and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a "reverse acquisition" of FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The following financial information reflects the transaction as if Spinco had issued consideration to FairPoint's stockholders. As a result, for the year ended December 31, 2008, financial information derived from the statement of operations and statement of cash flows reflects the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008 and the financial results of FairPoint for the nine months ended December 31, 2008.
As of the Effective Date, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value was allocated to our assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations subsequent to the Effective Date are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to the Effective Date. For more information regarding fresh start accounting, see note (4) "Reorganization Under Chapter 11" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
The summary financial data presented below represents portions of our consolidated financial statements and are not complete. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance or results of operations. Amounts are in thousands, except access lines, per share data and units.

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
				2010	2009	2008 (8)
Results of Operations:
Revenues	$973,649	$963,112	$66,378	$1,070,986	$1,119,090	$1,274,619
Operating expenses, excluding impairment on intangible assets and goodwill	1,155,632	1,107,298	87,442	1,180,925	1,208,240	1,216,206
Impairment of intangible assets and goodwill	—	262,019	—	—	—	—
(Loss) income from operations	(181,983)	(406,205)	(21,064)	(109,939)	(89,150)	58,413
Interest expense (1)	67,610	63,807	9,321	140,896	204,919	162,040
Gain (loss) on derivative instruments	—	—	—	—	12,320	(11,800)
Gain on early retirement of debt	—	—	—	—	12,357	—
Reorganization items income (expense)(2)	—	—	897,313	(41,120)	(53,018)	—
Net (loss) income	$(153,294)	$(414,945)	$586,907	$(281,579)	$(241,396)	$(68,525)
(Loss) earnings per share:
Basic	$(5.90)	$(16.06)	$6.56	$(3.15)	$(2.70)	$(0.85)
Diluted	$(5.90)	$(16.06)	$6.54	$(3.15)	$(2.70)	$(0.85)
Cash dividends per share	$—	$—	$—	$—	$0.2575	$0.773
Weighted average shares outstanding:
Basic	25,987	25,838	89,424	89,424	89,271	80,443
Diluted	25,987	25,838	89,695	89,424	89,271	80,443
Financial Position (at period end) (3):
Cash, excluding restricted cash (4)	$23,203	$17,350	$10,262	$105,497	$109,355	$70,325
Total assets	1,732,361	1,985,671	2,516,871	2,973,794	3,172,122	3,335,940
Total long-term debt (5)	957,000	1,000,000	1,000,000	2,520,959	2,515,446	2,470,253
Total stockholders' (deficit) equity	(317,813)	(106,143)	498,486	(587,418)	(218,427)	23,786
Operating Data (at period end):
Access line equivalents (6)	1,278,434	1,346,894	N/A	1,417,290	1,545,976	1,721,709
Residential access lines	586,725	645,453	N/A	712,591	802,668	926,610
Business access lines	299,701	311,241	N/A	327,812	357,605	392,496
Wholesale access lines (7)	65,641	76,065	N/A	87,142	97,161	107,243
Broadband subscribers	326,367	314,135	N/A	289,745	288,542	295,360
Summary of Cash Flows:
Net cash provided by (used in) operating activities	$192,775	$170,099	$(81,091)	$191,626	$150,323	$57,505
Net cash used in investing activities	(144,307)	(162,850)	(12,477)	(197,268)	(177,391)	(283,332)
Net cash (used in) provided by financing activities	(42,615)	(161)	(1,667)	1,784	66,098	296,152
Capital expenditures	145,066	163,648	12,477	197,795	178,752	296,992

(1)
Upon the October 26, 2009 filing of the Chapter 11 Cases and through the Effective Date, in accordance with guidance under the applicable reorganization accounting rules, we ceased to accrue interest expense on the Pre-Petition Notes and our interest rate swap agreements as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. All pre-petition debt was terminated on the Effective Date. See "Item 7. Management's Discussion and Analysis—Liquidity and Capital Resources—Debt" included elsewhere in this Annual Report for further information on our pre-petition debt. We have accrued interest in normal course subsequent to the Effective Date.

(2)
Reorganization items represent income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. On January 24, 2011, we emerged from Chapter 11 protection and substantially consummated our reorganization through a series of transactions contemplated by the Plan. Reorganization items income during the 24 days ended January 24, 2011 includes adjustments made upon application of the Plan and adoption of fresh start accounting, in addition to certain other items, more fully described in note (4) "Reorganization Under Chapter 11" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(3)	The balance sheet data reflected at January 24, 2011 is representative of the Company after application of the Plan and the adoption of fresh start accounting.

(4)
Cash excludes aggregate restricted cash of $7.5 million, $25.1 million, $4.1 million, $4.0 million and $68.5 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively, and $86.8 million at January 24, 2011.

(5)	Long-term debt at December 31, 2010 and 2009 is included in Liabilities subject to compromise in our consolidated balance sheets.

(6)	Total access line equivalents include voice access lines and broadband subscribers, which include DSL, wireless broadband, cable modem and fiber-to-the-premises.

(7)	Wholesale access lines include residential and business resale lines and unbundled network element platform ("UNEP") lines.

(8)
Prior to the Merger, financial statements were not prepared for the Verizon Northern New England business, as it was not operated as a separate business. The Verizon Northern New England business financial statements for all periods prior to March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") using specific information where available and allocations where data was not maintained on a state-specific basis within the Verizon Northern New England business' books and records. We believe the allocations used to determine selected amounts in the financial statements are appropriate methods to reasonably reflect the related assets, liabilities, revenues and expenses of the Verizon Northern New England business for periods prior to the Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" included elsewhere in this Annual Report.
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to Internet access, HSD, and local and long distance voice services. Our service territory spans 17 states (after the 2013 sale of our operations in Idaho, which closed on January 31, 2013) where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.3 million access line equivalents, including approximately 326 thousand broadband subscribers, in service as of December 31, 2012.
We own and operate our Next Generation Network, a ubiquitous, next-generation fiber network with more than 15,000 route miles in the northern New England states of Maine, New Hampshire and Vermont giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/MPLS network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless providers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2012, we provide cellular transport, also known as backhaul, through approximately 900 mobile Ethernet backhaul connections. We have fiber connectivity to more than 900 towers in our service footprint.

Executive Summary
Our executive management team is focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources. Our mission is to provide reliable communications services with outstanding customer support across the 17 states (after the 2013 sale of our operations in Idaho) we serve.
During fiscal year 2012, we continued to make substantial progress on our 'four pillar' business strategy to continue our transformation from a traditional telephone company into a provider of advanced communications services. Key strategic activities that occurred this fiscal year included:

•
Improving Operations. We have made significant operational improvements to drive improved subscriber metrics, such as increases in broadband subscribers and slower attrition in voice access line losses. We continued to see a steady improvement in our ability to attract and retain business customers, which contributed to an improvement in the rate of business voice access line loss in the year ended December 31, 2012. The rate of loss in business voice access lines, which was 3.7% for the year ended December 31, 2012 is significantly reduced from the 5.1% rate of loss that we experienced for the year ended December 31, 2011. In addition, voice access line loss slowed for the tenth consecutive quarter as of the third quarter of 2012 and stayed steady in the fourth quarter of 2012, reaching 7.8% for the year ended December 31, 2012. We have also made meaningful improvements in service quality as measured by material reductions in repair calls and trouble reports. In addition, we have implemented a disciplined approach to capital expenditures to optimize returns through rigorous analysis and planning. This disciplined approach has resulted in material capital expenditures in our core network which allow us significant flexibility to expand our broadband service offerings in a cost-efficient manner while maintaining our reputation for high quality customer service. These types of improvements over the course of the fiscal year have generated a significant sum of cash which allowed us to make a total of $33.0 million in voluntary repayments in addition to the $10.0 million in scheduled repayments on the Old Term Loan in 2012. As a result, the amount outstanding under the Old Term Loan at December 31, 2012 was down to $957.0 million from $1.0 billion at January 1, 2012.

•
Changing the Regulatory Environment. We believe that there should be a level regulatory "playing field" so all competitors can fairly compete for business. As such, we have been successful in highlighting the disparities in the regulatory mechanisms in Maine, New Hampshire and Vermont. Our retail service rates have been substantially deregulated both in terms of price and quality of service in Maine, New Hampshire and Vermont as a result of deregulation that went into full effect during the third quarter of 2012. As a result, we expect our Northern New England operations will be able to compete on a more level playing field and further expect a dramatic reduction in SQI penalty exposure for the business going forward.

•
Transforming and Growing our Revenue Composition. Our plan has been to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services to minimize our dependence on voice access lines. We have invested and expect to continue to invest in our broadband network to extend its reach and capacity to customers who did not previously have access to such products and to offer more competitive services to existing customers. We also continue to expand our product suite of IP-based services. These investments have paid off as we continue to see positive momentum in our growth-oriented business and broadband products. Data and Internet services revenue grew 12% in 2012 over 2011 and products like our retail Ethernet service offerings continue to attract new customers. Retail Ethernet services contributed $18.8 million of revenue during the year ended December 31, 2012 as compared to $10.1 million for the year ended December 31, 2011. Broadband subscribers grew by more than 12,000 subscribers, or 3.9%, for the year ended December 31, 2012 as penetration reached 34.3% of voice access lines at December 31, 2012. During the second quarter of 2012, we initiated a program of instilling greater discipline into our sales organization. Sales bookings have improved whereby fourth quarter 2012 bookings were 19% higher than the first quarter 2012.

•
Aligning our Human Resources. We are seeking to improve productivity. As we improved our operations, we began initiatives to reduce our workforce in 2011 to a level that is appropriate for customer service while prudently managing expenses. In 2012, we worked to consolidate operational functions and realign our human resources with the changing telecommunications landscape. As of December 31, 2012, we have reduced our staff levels to 3,369 employees, a decrease of 4.9% and 16.4% from December 31, 2011 and 2010, respectively.

February 2013 Refinancing
On the Refinancing Closing Date, we completed the Refinancing of the Old Credit Agreement Loans. In connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of the Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture that we entered into on the Refinancing Closing Date and (ii) entered into the New Credit Agreement, dated as of the Refinancing Closing Date. The New Credit Agreement provides for the $75.0 million New Revolving Facility and the $640.0 million New Term Loan. On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus an additional approximately $7.7 million of accrued interest and (ii) pay approximately $33.0 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Liquidity and Capital Resources" herein and note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Regulatory and Legislative
We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent they provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the 1996 Act, which amended the Communications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory Environment" included elsewhere in this Annual Report. We anticipate that the significant changes in both federal and state regulation described therein will not have a material impact in 2012. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Fresh Start Accounting
On October 26, 2009, we filed the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan.
On January 24, 2011, the Effective Date, we substantially consummated our reorganization through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms.
As of the Effective Date, we were required to adopt fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of an entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which was subject to periodic evaluation for impairment and was later determined to be completely impaired at September 30, 2011. In addition to fresh start accounting, our consolidated financial statements after the Effective Date reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations subsequent to the Effective Date are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to the Effective Date.
Basis of Presentation
We view our business of providing data, voice and communication services to business, wholesale and residential customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification ("ASC").
Beginning in the second quarter of 2012, we reclassified certain revenues from voice services revenues to data and Internet services revenues to more accurately reflect the underlying service provided. For comparative purposes, we have reclassified the prior periods to be consistent with the current period presentation.

Results of Operations
The following table sets forth our consolidated operating results reflected in our consolidated statements of operations. We believe the comparison of combined results of the year ended December 31, 2011 versus the years ended December 31, 2012 and 2010, respectively, provides the best analysis of our results of operations. While the adoption of fresh start accounting presents the results of operations of a new reporting entity, the only consolidated statement of operations items impacted by the reorganization under Chapter 11 are depreciation expense, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.
The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access lines):

		Combined		Predecessor Company
			Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	Year Ended December 31, 2012	Year Ended December 31, 2011			Year Ended December 31, 2010

Revenues:
Voice services	$446,126	$483,766	$451,212	$32,554	$530,147
Access	336,000	369,336	346,313	23,023	381,089
Data and Internet services	142,911	127,323	119,363	7,960	111,699
Other	48,612	49,065	46,224	2,841	48,051
Total revenues	973,649	1,029,490	963,112	66,378	1,070,986
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	440,271	477,385	438,619	38,766	525,728
Selling, general and administrative expense, excluding depreciation and amortization	342,413	359,181	332,020	27,161	365,373
Depreciation and amortization	376,614	358,406	336,891	21,515	289,824
Reorganization related income	(3,666)	(232)	(232)	—	—
Impairment of intangible assets and goodwill	—	262,019	262,019	—	—
Total operating expenses	1,155,632	1,456,759	1,369,317	87,442	1,180,925
Loss from operations	(181,983)	(427,269)	(406,205)	(21,064)	(109,939)
Other income (expense):
Interest expense	(67,610)	(73,128)	(63,807)	(9,321)	(140,896)
Other	739	1,659	1,791	(132)	2,715
Total other expense	(66,871)	(71,469)	(62,016)	(9,453)	(138,181)
Loss before reorganization items and income taxes	(248,854)	(498,738)	(468,221)	(30,517)	(248,120)
Reorganization items	—	897,313	—	897,313	(41,120)
(Loss) income before income taxes	(248,854)	398,575	(468,221)	866,796	(289,240)
Income tax benefit (expense)	95,560	(226,613)	53,276	(279,889)	7,661
Net (loss) income	$(153,294)	$171,962	$(414,945)	$586,907	$(281,579)

Access line equivalents:
Residential	586,725	645,453			712,591
Business	299,701	311,241			327,812
Wholesale	65,641	76,065			87,142
Total voice access lines	952,067	1,032,759			1,127,545
Broadband subscribers	326,367	314,135			289,745
Total access line equivalents	1,278,434	1,346,894			1,417,290

Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. For the years ended December 31, 2012 and 2011, voice access lines in service decreased 7.8% and 8.4%, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We are subject to retail service quality plans in the states of Maine, New Hampshire and Vermont pursuant to which we incur SQI penalties resulting from any failure to meet the requirements of the respective plans. Penalties resulting from these commitments are recorded as a reduction to local voice services revenues and, due to recent deregulation legislature, our maximum exposure to SQI penalties has been or will be reduced. Under the Maine Deregulation Legislation enacted in August 2012, our maximum exposure to annual SQI penalties in Maine was reduced from $12.5 million to $2.0 million beginning with Maine's fiscal year ending July 31, 2013. In New Hampshire, the retail service quality plan was eliminated by SB 48 effective August 10, 2012, thereby extinguishing our exposure to SQI penalties in this state. In addition, effective April 2011, the maximum annual exposure under the Vermont retail service quality plan was reduced from $10.5 million to $1.65 million, and may be eliminated in 2013 if we achieve certain retail service quality metrics.
We adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to provide performance credits in the event we are unable to meet the provisions of the respective PAP. A majority of penalties and credits resulting from these commitments is recorded as a reduction to local voice services revenues with a small portion recorded to access revenues. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the Incentive Regulation Plan adopted in Vermont.
We receive subsidies to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. Prior to 2012, these subsidies were provided through the USF high-cost support program. Beginning in 2012, all forms of support under the USF were replaced with CAF Phase I frozen support. We expect to receive the same level of CAF Phase I frozen support revenue in 2013 until the FCC completes its proceedings to adopt a CAF cost model and develop CAF Phase II for our operating areas. Timing of when these FCC proceedings will be completed or whether we will accept or refuse any funding under the CAF Phase II support programs due to the cost of our obligations associated with the funding is unknown.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(27.8)		$(43.7)
(Increase) decrease in accrual of SQI penalties (1)	(3.9)		2.7
(Increase) decrease in accrual of PAP penalties (2)	(1.3)		4.8
High-cost loop funding (3)	0.3		(2.3)
Decrease in high-cost loop credits to customers (4)	2.7		3.5
Long distance services revenues	(7.6)		(11.4)
Total changes in voice services revenues	$(37.6)	(8)%	$(46.4)	(9)%

(1)
In fiscal year 2009, we recorded significant SQI penalties as a result of our failure to meet certain retail service quality requirements following the transition of certain back-office functions from Verizon's integrated systems to our newly created systems. In February 2010, we entered into the Regulatory Settlements with representatives of New Hampshire and Vermont which, among other things, deferred the final settlement of the 2008 and 2009 SQI penalties in these states, with their payment contingent on our achievement of certain key performance metrics in fiscal year 2010 that, if met, would reduce our 2008 and 2009 penalties. Our 2010 improved performance in New Hampshire and Vermont resulted in an aggregate $13.8 million reversal of our 2008 and 2009 SQI penalties in these states, of which $12.7 million and $1.1 million was recognized in fiscal years 2010 and 2011, respectively. For the year ended December 31, 2010, we recognized $11.7 million of 2010 SQI penalties, which was entirely offset by the reversal of 2008 and 2009 SQI penalties resulting in a net increase to local voice services revenues of $1.0 million. In fiscal year 2011, our continued performance improvement, certain legislative and regulatory changes and the additional reversal of 2008 and 2009 SQI penalties resulted in a net increase to local voice services revenues of $3.7 million. In fiscal year 2012, SQI penalties resulted in a decrease to local voice services revenues of $0.2 million. For additional information on our SQI penalties, see note (19) "Commitments and Contingencies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(2)
During fiscal years 2012, 2011 and 2010, local voice services revenues were reduced by $2.8 million, $1.5 million and $6.3 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. For additional information on our PAP penalties, see note (19) "Commitments and Contingencies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(3)
As described in "Item 1. Business—Regulatory Environment" included elsewhere in this Annual Report, our 2012 CAF Phase I frozen support revenue, which includes high-cost loop funding, was not calculated in the manner in which it was in prior years. Instead, this transitional funding was based upon and equal to all forms of our 2011 USF high-cost support revenue, plus or minus small true-ups recorded during the respective fiscal years. For the years ended December 31, 2012, 2011 and 2010, we recognized $14.1 million, $13.8 million and $16.1 million of high-cost loop funding from the CAF and USF support programs.

(4)
In 2012, the VPSB and the MPUC each approved a tariff change whereby we are no longer required to provide high-cost loop credits to customers. For the years ended December 31, 2012, 2011 and 2010, we recognized a reduction to local voice services revenues related to high-cost loop credits remitted to customers of $0.8 million, $3.5 million and $7.0 million, respectively.

Access Revenues
We receive revenues for the provision of network access through carrier Ethernet based products and legacy access products to end user customers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Network access can be provided to carriers and end users that buy dedicated local and interexchange capacity to support their private networks (i.e. special access) or it can be derived from fixed and usage-based charges paid by carriers for access to our local network (i.e. switched access).
Over the last few years, carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenues per user than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration; however, with the increasing need for bandwidth, including cellular backhaul, demand for carrier Ethernet based products is expected to increase over time. Our extensive fiber network with over 15,000 route miles, including over 900 cell towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul services emerges. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections. We will also construct new fiber routes to cell towers when the business case presents itself.
The following table reflects the primary drivers of year-over-year changes in access revenues (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$17.2		$5.2
Legacy access services	(50.5)		(17.0)
Total changes in access revenues	$(33.3)	(9)%	$(11.8)	(3)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of December 31, 2012, we provide cellular transport through approximately 900 mobile Ethernet backhaul connections on our Next Generation Network. Our provision of mobile Ethernet backhaul connections on the Next Generation Network has grown significantly over the last two years.

Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband.

Over the last few years, we have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the years ended December 31, 2012 and 2011, we grew broadband subscribers by 3.9% and 8.4%, respectively, and added more than 12,000 and 24,000 subscribers, respectively, as penetration reached 34.3% of voice access lines at December 31, 2012 from 30.4% and 25.7% at December 31, 2011 and 2010, respectively. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$8.7		$8.6
Other data and Internet technology based services	6.9		7.0
Total changes in data and Internet revenues	$15.6	12%	$15.6	14%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. In the years ended December 31, 2012, 2011 and 2010, respectively, we recognized $18.8 million, $10.1 million and $1.5 million of retail Ethernet revenues from our Next Generation Network.

Other Services Revenues
We receive revenues from other services, including special purpose projects on behalf of third party requests, video services (including cable television and video-over-DSL), billing and collection, directory services, the sale and maintenance of customer premise equipment and certain other miscellaneous revenues. Other services revenues also include revenue we receive from late payment charges to end users and interexchange carriers. Due to the composition of other services revenues, it is difficult to predict future trends.
The following table reflects the primary drivers of year-over-year changes in other services revenues (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$1.4		$(0.2)
Late payment fees (2)	1.0		1.8
Other (3)	(2.9)		(0.6)
Total changes in other services revenues	$(0.5)	(1)%	$1.0	2%

(1)	Special purpose projects are completed on behalf of third party requests. The level of future special purpose project revenues fluctuates and cannot be predicted.

(2)	In late 2011, we began billing in our Northern New England operations for late payment fees to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to decreases in directory services, decreases in billing and collections and fluctuations in various other miscellaneous services revenues.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect cost of services and sales to decrease as voice access lines decline and we continue to make operational improvements and align our human resources with the changing telecommunications landscape.

The following table reflects the primary drivers of year-over-year changes in cost of services and sales (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Access expense (1)	$(14.0)		$(9.6)
Abandonment of projects (2)	2.9		(15.1)
Non-recurring expenses (3)	—		(13.3)
Deferred charges related to activation fees (4)	0.3		(7.8)
Employee expense (5)	(13.0)		(5.2)
Severance expense (6)	(4.2)		6.6
Other	(9.1)		(3.9)
Total changes in cost of services and sales	$(37.1)	(8)%	$(48.3)	(9)%

(1)
Decreases in 2012 and 2011 access expense are primarily attributable to increased usage of our VoIP infrastructure, which has enabled us to significantly reduce the associated costs of utilizing other carriers.

(2)
In the fiscal year 2010, we recognized $15.1 million associated with the abandonment of certain capital projects, principally related to wireless broadband and fiber-to-the-premise services. No abandonment of capital projects was recognized in the fiscal year 2011. During the fiscal year 2012, we recognized $2.9 million associated with the abandonment of certain capital projects, primarily a management reporting package project and commissioning system project.

(3)
In the fiscal year 2010, we recognized $13.3 million of non-recurring expenses primarily associated with our correction of costs capitalized to property, plant and equipment and the application of overhead costs.

(4)
As a result of fresh start accounting, we wrote off all deferred charges that had been deferred in prior periods and were being amortized into expense over an average customer life. After fresh start, we began to defer any new expenses incurred associated with customer activation fees. Prior to the Effective Date, the amortization of expense each year was greater than the deferral (resulting in a net increase in expense), whereas after fresh start the deferral is greater than the amortization (resulting in a net decrease in expense). In the years ended December 31, 2012 and 2011, we recognized a net decrease to expense of $1.0 million and $1.3 million, respectively, whereas in the year ended December 31, 2010, we recognized a net increase to expense of $6.5 million.

(5)
On September 8, 2011, we announced plans to reduce our workforce to better ensure that we are staffed appropriately to serve our customers, while prudently managing expenses. The reduction eliminated approximately 400 positions, many of which impacted cost of services and sales, beginning in September 2011 and continuing through the end of 2011, resulting in a decrease in employee expense for the fiscal year 2012. In addition, we capitalize the use of internal labor resources on capital projects, which is a reduction to employee expenses. During each of the fiscal years 2012 and 2011, our labor intensive capital projects decreased from the previous year resulting in an increase to 2012 and 2011 employee expense as our internal workforce focused their efforts on other operating projects. For the years ended December 31, 2012, 2011 and 2010, we recognized $187.1 million, $200.1 million and $205.3 million of employee expense, respectively.

(6)
As previously mentioned, our 2011 workforce reduction eliminated approximately 400 positions, many of which impacted cost of services and sales, beginning in September 2011, and continuing through the end of 2011 resulting in an increase in severance expense for the fiscal year 2011. For the years ended December 31, 2012, 2011 and 2010, we recognized $2.5 million, $6.7 million and $0.1 million of severance expense, respectively.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect our SG&A expense to increase primarily as a result of our increasing qualified pension and post-retirement healthcare obligations.

The following table reflects the primary drivers of year-over-year changes in SG&A expense (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Post-retirement healthcare expense(1)	$11.3		$5.0
Pension expense (2)	5.6		2.2
Bad debt expense (3)	(14.3)		1.3
Employee expense (4)	(11.4)		4.4
Severance expense (5)	2.6		0.2
Other (6)	(10.6)		(19.3)
Total changes in SG&A expense	$(16.8)	(5)%	$(6.2)	(2)%

(1)
Increases in 2012 and 2011 post-retirement healthcare net periodic benefit cost are primarily attributable to declines in the discount rates from 5.65% at December 31, 2010 to 4.66% at December 31, 2011 to 4.20% at December 31, 2012. A portion of our post-retirement healthcare net periodic benefit cost is capitalized to property, plant and equipment upon the use of internal labor for capital projects. Excluding the capitalized net periodic benefit cost, for the years ended December 31, 2012, 2011 and 2010, we recognized $50.9 million, $39.6 million and $34.6 million of post-retirement healthcare expense, respectively. See note (9) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our post-retirement healthcare plans.

(2)
Increases in 2012 and 2011 qualified pension net periodic benefit cost are primarily attributable to declines in the discount rates from 5.56% at December 31, 2010 to 4.63% at December 31, 2011 to 4.08% at December 31, 2012. A portion of our qualified pension net periodic benefit cost is capitalized to property, plant and equipment upon the use of internal labor for capital projects. Excluding the capitalized net periodic benefit cost, for the years ended December 31, 2012, 2011 and 2010, we recognized $17.8 million, $12.2 million and $10.0 million of pension expense, respectively. See note (9) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our company-sponsored qualified pension plans.

(3)
The decrease in 2012 bad debt expense is primarily due to settlements with wholesale carriers and an improvement in accounts receivable aging. For the years ended December 31, 2012, 2011 and 2010, we recognized $7.5 million, $21.8 million and $20.5 million of bad debt expense, respectively.

(4)
During the fiscal year 2012, we realized cost reductions in employee benefits and a decline in employee wages associated with our effort to consolidate operational functions and realign our human resources with the changing telecommunications landscape. For the years ended December 31, 2012, 2011 and 2010, we recognized $122.3 million, $133.7 million and $129.3 million of employee expense, respectively.

(5)
In 2012, we worked to consolidate operational functions and realign our human resources with the changing telecommunications landscape resulting in an increase in 2012 severance expense. For the years ended December 31, 2012, 2011 and 2010, we recognized $3.9 million, $1.3 million and $1.1 million of severance expense, respectively.

(6)
Decreases in other SG&A expenses are primarily attributable to reductions in general and administrative expenses, principally consulting fees and the use of contract labor, associated with our process improvements.

Depreciation and Amortization
Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. We expect to reduce our capital expenditures in the upcoming years, which will likely reduce or stabilize our depreciation expense.
Upon the adoption of fresh start accounting, we recorded amortizable intangible assets which are mainly comprised of a $99.0 million intangible asset related to our customer lists with a weighted average life of 9 years. We expect amortization expense to remain consistent throughout the remainder of its useful life.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense (in millions):

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Increase (Decrease)%		Increase (Decrease)%
Depreciation of property, plant and equipment (1)	$18.9		$79.3
Amortization of intangible assets (2)	(0.7)		(10.7)
Total changes in depreciation and amortization expense	$18.2	5%	$68.6	24%

(1)
In conjunction with the adoption of fresh start accounting, our assets and liabilities were recorded at fair value. On the Effective Date, while the carrying value of our property, plant and equipment was written down to fair value, the remaining useful lives established were, in general, shorter than their original estimated useful lives, resulting in an aggregate increase in their depreciation expense over the course of their remaining useful lives. This, coupled with significant capital expenditures during recent years, has resulted in an increase in depreciation expense during fiscal year 2012 and the 341 days ended December 31, 2011. For the years ended December 31, 2012, 2011 and 2010, we recognized $365.5 million, $346.6 million and $267.3 million of depreciation expense, respectively.

(2)
Prior to the Effective Date, we were amortizing a $208.5 million gross intangible asset related with Telecom Group's customer lists over a weighted average life of 9.7 years. Upon the adoption of fresh start accounting, this intangible asset was eliminated and new intangible assets were established. Amortization of the intangible assets recorded on the Effective Date has resulted in a decrease to amortization expense during the fiscal year 2012 and the 341 days ended December 31, 2011. For the years ended December 31, 2012, 2011 and 2010, we recognized $11.2 million, $11.9 million and $22.6 million of amortization expense, respectively.

Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve"). As of December 31, 2012, the Claims Reserve is $1.3 million.
Impairment of Intangible Assets and Goodwill
At September 30, 2011, as a result of the significant sustained decline in our stock price since the Effective Date, our market capitalization dropped below our book value. Signaling a possible impairment, we performed interim impairment tests on our goodwill and non-amortizable trade name. Results of these interim impairment tests required us to write off the entire balance of goodwill and write down the carrying value of the non-amortizable trade name to $39.2 million.
The following table reflects the impairment charges recorded during the year ended December 31, 2011 (in millions):

Year Ended
December 31, 2011
Goodwill	$243.2
Non-amortizable trade name	18.8
Total impairment of intangible assets and goodwill	$262.0

Interest Expense
The following table reflects a summary of interest expense recorded during the years ended December 31, 2012, 2011 and 2010, respectively (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Old Credit Agreement Loans	$66.6	$63.0	$—
Pre-Petition Credit Facility	—	9.1	138.2
Amortization of debt issue costs	0.7	0.7	2.0
Other interest expense	0.4	0.5	0.7
Less: capitalized interest	(0.1)	(0.2)	—
Total interest expense	$67.6	$73.1	$140.9
Interest expense decreased $5.5 million (8%) and $67.8 million (48%) in the years ended December 31, 2012 and 2011, respectively, from the prior respective years.
The decrease in 2012 interest expense is primarily attributable to the 24 days ended January 24, 2011 whereby we were subject to interest charges under the Pre-Petition Credit Facility. During the 24 days ended January 24, 2011, the Pre-Petition Credit Facility had an outstanding balance of $2.0 billion with a weighted average interest rate of 6.94%. The Old Credit Agreement Loans during the same period of 2012 had an outstanding balance of $1.0 billion with a weighted average interest rate of 6.5%. In addition, we paid down $43.0 million of principal payments on our Old Term Loan in 2012, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity.
The significant reduction in interest expense in 2011 is mainly associated with the termination of the Pre-Petition Credit Facility on the Effective Date. On the Effective Date, we entered into the Old Credit Agreement and began accruing interest on the Old Credit Agreement Loans on a significantly lower outstanding balance and a weighted average interest rate of 6.5%.
On February 14, 2013, in connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of the Notes, (ii) entered into the New Credit Agreement and (iii) used the proceeds from the Notes and the New Credit Agreement and cash on hand to repay the entire amount outstanding under our Old Credit Agreement, including accrued interest, and to pay fees, expenses and other costs related to the Refinancing. The Notes will accrue interest at a rate of 8.75% per annum. The New Credit Agreement provides for the $75.0 million New Revolving Facility and the $640.0 million New Term Loan. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable rate. For further information regarding the New Credit Agreement and the Notes, see "—Liquidity and Capital Resources—Debt" herein.
Other Income
The following table reflects a summary of other income recorded during the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Lease contract settlement	$—	$—	$3.0
Other income (expense), net	0.7	1.7	(0.3)
Total other income, net	$0.7	$1.7	$2.7
Reorganization Items
Reorganization items represent income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For details of items within Reorganization items, see note (4) "Reorganization Under Chapter 11—Financial Reporting in Reorganization—Reorganization Items" to our consolidated financial statements in "Item 8. Financial Statement and Supplementary Data" included elsewhere in this Annual Report.
Income Taxes
The effective income tax rate for the years ended December 31, 2012, 2011 and 2010 was 38.4% benefit, 56.9% expense and 2.6% benefit, respectively.

The effective tax rate for 2012 was primarily impacted by state taxes, as well as a favorable provision to return permanent adjustments, partially offset by an increase to the valuation allowance for deferred tax assets.
The effective tax rate for 2011 was primarily impacted by the impairment charge to reduce our goodwill to zero and from certain non-taxable cancellation of indebtedness income resulting from our emergence from bankruptcy.
The effective tax benefit rate for 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010. The effective tax rate was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in our valuation allowance for deferred tax assets due to our inability, by rule, to rely on future earnings to offset our NOLs during the Chapter 11 Cases. Upon the Effective Date, our NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan.
For 2013, our annualized effective income tax rate is expected to range from 39% to 41%, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See note (10) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further discussion on income taxes.
Discontinued Operations
On November 28, 2012, we entered into an agreement to sell the capital stock of our Idaho-based operations to Blackfoot Telecommunications Group of Missoula, Montana for approximately $30 million in cash. The transaction closed on January 31, 2013. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. Details of their operating results are included in note (18) "Asset Held for Sale" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Liquidity and Capital Resources
Overview
Cash and cash equivalents at December 31, 2012 totaled $23.2 million, compared to $17.4 million at December 31, 2011, excluding restricted cash of $7.5 million and $25.1 million, respectively. In 2012, cash inflows were largely generated through cash flows from operations of $192.8 million, a majority of which was offset by $145.1 million of capital expenditures and $43.0 million of principal payments on our Old Term Loan, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity.
Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the New Revolving Facility. Our short-term and long-term liquidity needs arise primarily from:

(i)	interest and principal payments on our indebtedness;

(ii)	capital expenditures;

(iii)	working capital requirements as may be needed to support and grow our business; and

(iv)	contributions to our qualified pension plan and payments under our post-retirement healthcare plans.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under the New Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Old Credit Agreement for 2012 and expect to be in compliance with the maintenance covenants contained in the New Credit Agreement for 2013.

Cash Flows
The following table sets forth our consolidated cash flow results reflected in our consolidated statements of cash flows (in millions):

		Combined		Predecessor Company
			Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	Year Ended December 31, 2012	Year Ended December 31, 2011			Year Ended December 31, 2010
Net cash flows provided by (used in):
Operating activities	$192.8	$89.0	$170.1	$(81.1)	$191.6
Investing activities	(144.3)	(175.3)	(162.9)	(12.5)	(197.3)
Financing activities	(42.6)	(1.8)	(0.2)	(1.7)	1.8
Net increase (decrease) in cash	$5.9	$(88.1)	$7.1	$(95.2)	$(3.9)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities in 2012 increased $103.8 million as compared to 2011. The increase is primarily driven by the establishment of an $82.8 million reserve for payment of outstanding bankruptcy claims (the "Cash Claims Reserve") on the Effective Date. Net cash provided by operating activities for the year ended December 31, 2012 and the 341 days ended December 31, 2011 represent the operating activities after the Effective Date; however, they include payment of $8.8 million and $66.7 million, respectively, in claims of the Predecessor Company, of which $3.8 million and $59.9 million, respectively, of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. Accordingly, $5.0 million and $6.8 million of cash on hand was used to pay claims of the Predecessor Company during the year ended December 31, 2012 and the 341 days ended December 31, 2011, respectively. During the year ended December 31, 2012, $10.8 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand.
In addition, during 2012, $5.3 million and $2.4 million, respectively, of the Cash Claims Reserve were reclassified to another restricted cash account in conjunction with the VPSB’s approval of our request to use these funds to deploy broadband in unserved areas of Vermont, and the NHPUC’s approval, together with the approval of the New Hampshire governor and executive council, of our request to use these funds to deploy broadband in unserved areas of New Hampshire. These reclassifications had no impact on cash provided by operating activities.
Net cash provided by operating activities for the year ended December 31, 2011 decreased $102.6 million as compared to the same period in 2010. The decrease is primarily driven by the establishment of the $82.8 million Cash Claims Reserve on the Effective Date and the payment of interest in the normal course of business after the Effective Date. Net cash provided by operating activities for the 341 days ended December 31, 2011 represents the operating activities after the Effective Date; however, it includes payment of $66.7 million in claims of the Predecessor Company, of which $59.9 million of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. Accordingly, $6.8 million of cash on hand was used to pay claims of the Predecessor Company during the 341 days ended December 31, 2011. During 2011, $6.2 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand. Upon filing bankruptcy, we continued to accrue, but did not pay, interest on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. The non-payment of interest on the Pre-Petition Credit Facility resulted in a source of cash on hand. Upon the Effective Date, we began paying interest on our Old Credit Agreement Loans in the normal course during the 341 days ended December 31, 2011.
Investing activities. Net cash used in investing activities is mainly comprised of capital expenditures for all periods.
Financing activities. Net cash used in financing activities in 2012 increased $40.8 million as compared to 2011. This increase is largely attributable to the $43.0 million of principal payments on the Old Term Loan, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity.
Net cash used in financing activities increased $3.6 million during the year ended December 31, 2011 from $1.8 million of net cash provided by financing activities during the year ended December 31, 2010. In 2011, we paid $2.4 million of loan origination costs on the Old Credit Agreement and repaid $1.3 million of our capital lease obligations. These expenditures were partially offset by $1.9 million source of restricted cash used for the removal of our dual poles in Vermont. In 2010, we drew down $5.5 million on letters of credit under the Pre-Petition Credit Facility and incurred $1.5 million of loan origination costs on the DIP Credit Agreement.
On February 14, 2013, in connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of the Notes, (ii) entered into the New Credit Agreement and (iii) used the proceeds from the Notes and the New Credit Agreement and cash on hand to repay principal of $946.5 million outstanding on our Old Term Loan, plus an additional approximately $7.7 million of accrued interest, and to pay approximately $33.0 million of fees, expenses and other costs related to the Refinancing. The New Credit Agreement provides for the $75.0 million New Revolving Facility and the $640.0 million New Term Loan. For further information regarding the New Credit Agreement and the Notes, see "—Debt" herein.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the year ended December 31, 2012, we made contributions to our Company sponsored qualified pension plans of $19.8 million and funded benefit payments of $3.5 million under our post-retirement healthcare plans.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, our 2013 minimum required pension plan contribution is $5.6 million, which is lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term required contributions will be less than they otherwise would have been and will increase in the medium to long-term.
On September 25, 2012, we elected to defer use of the higher segment rates under this act until the first plan year beginning on or after January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Section 436 of the Code.
In 2013, we expect to contribute approximately $15.0 million, including our minimum required and discretionary contributions, to our Company sponsored qualified pension plans, as required by the Pension Protection Act of 2006, and we expect to fund approximately $5.1 million in benefit payments under our post-retirement healthcare plans.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. In 2012, our net capital expenditures totaled $145.1 million, compared to $176.1 million in 2011. Net capital expenditures were higher in 2011 due primarily to two projects, Fiber to the Tower ("FTTT") and the regulatory broadband build out, which were completed during 2011. Net capital expenditures in 2012 were primarily due to expansion of our broadband footprint in New Hampshire in accordance with a regulatory commitment to reach 95% of customers in the state by December 31, 2013. We anticipate that we will fund future capital expenditures through cash flows from operations, cash on hand and funds available under the New Revolving Facility.
Debt
The New Credit Agreement. In connection with the Refinancing, we entered into the New Credit Agreement, which provides for the $75.0 million New Revolving Facility and the $640.0 million New Term Loan. The New Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the New Term Loan and commitments under the New Revolving Facility may be increased by an aggregate amount of up to $200.0 million, subject to certain terms and conditions specified in the New Credit Agreement. The New Term Loan will mature on February 14, 2019 and the New Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the New Credit Agreement.
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable rate. LIBOR is the per annum rate reported by Reuters for dollar deposits with an interest period of one, two, three or six months (at our election) in the London interbank market, with a minimum LIBOR floor of 1.25% for the New Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable rate for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR, or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR, or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment after March 31, 2013 based on our consolidated total leverage ratio, as defined in the New Credit Agreement. We are required to pay a per annum letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the New Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR, calculated on a quarterly basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit, also calculated on a quarterly basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the letter of credit issuer. In addition, we are required to pay a per annum commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% after March 31, 2013 based on our consolidated total leverage ratio, calculated on a quarterly basis and payable quarterly in arrears.
Security/Guarantors. All obligations under the New Credit Agreement, together with designated hedging obligations and cash management obligations incurred with a counterparty that was a Lender, an arranger or an affiliate of a Lender or an arranger at the time the applicable hedge agreement or cash management agreement was entered into, are unconditionally guaranteed on a senior secured basis by each of the Subsidiary Guarantors and secured by a first-priority lien on substantially all personal property of the Company and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes. The New Credit Agreement requires us, upon the formation or acquisition of any new direct or indirect subsidiary, unless such subsidiary is not a material subsidiary or is designated as an unrestricted subsidiary, as defined in the New Credit Agreement, to cause such subsidiary to become a guarantor and grant a first-priority lien on substantially all of its assets to secure the obligations under the New Credit Agreement and the designated hedging obligations and cash management obligations, subject to certain significant exceptions and limitations, including if such subsidiary is prohibited by applicable law from guaranteeing such obligations or providing any security for such obligations without the consent of a public utility commission, public service commission or similar agency or commission, the FCC or any other governmental authority having jurisdiction over such subsidiary or is subject to regulatory approvals or regulatory restrictions on borrowings or issuances of guaranties of debt for borrowed money or the granting of liens on its assets or equity interests.
Mandatory Repayments. We are required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, beginning June 30, 2013, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, subject to certain important exceptions and limitations set forth in the New Credit Agreement, amounts due under the New Credit Agreement are mandatorily repayable with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards in excess of a threshold amount per annum and subject to significant reinvestment rights and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments of the New Term Loan and mandatory prepayments of the New Term Loan resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement, in each case made on or prior to February 14, 2016, are required to be made at (i) 103.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015, and (iii) 101.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No prepayment premium is required to be paid with respect to any optional prepayment of the New Term Loan or any mandatory prepayment of the New Term Loan resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement, in each case made after February 14, 2016.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio, and (ii) a consolidated total leverage ratio. Each of these covenants are as defined in the New Credit Agreement and determined on a pro forma basis after giving effect to voluntary prepayments of debt, dispositions of material assets outside of the ordinary course of business and certain investments, including acquisitions permitted to be incurred under the New Credit Agreement. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that we and our subsidiaries may make in any fiscal year, subject to significant exceptions and carryover rights.
Events of Default. The New Credit Agreement also contains customary events of default for a transaction of this type.
The Notes. On the Refinancing Closing Date, we issued $300.0 million in aggregate principal amount of the Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of the Company and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of the Company and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the New Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013.
On or after February 15, 2016, we may redeem all or part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, to the applicable redemption date. At any time prior to February 15, 2016, we may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to February 15, 2016, we may, on one or more occasions, redeem up to 35% of the original aggregate principal amount of the Notes, using net cash proceeds of certain qualified equity offerings, at a redemption price of 108.75% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the applicable redemption date.
The holders of the Notes have the ability to require us to repurchase all or any part of the Notes if we experience certain kinds of changes in control or engage in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the Notes Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. In the case of a declaration of the acceleration of the Notes because an event of default has occurred as a result of a cross default on the Company or its subsidiaries' other specified debt, the declaration of acceleration of the Notes will be automatically annulled if the holders of all such other specified debt have rescinded the declaration of acceleration in respect of such other debt.
The Old Credit Agreement. On the Effective Date, the Old Credit Agreement Borrowers entered into the Old Credit Agreement. The Old Credit Agreement was comprised of the Old Revolving Facility, which had a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Old Term Loan. The entire outstanding principal amount of the Old Credit Agreement Loans was due and payable five years after the Effective Date, subject to certain conditions. On February 14, 2013, we entered into the New Credit Agreement and repaid all outstanding amounts under the Old Credit Agreement, which was subsequently terminated. In addition, the following agreements relating to the Old Credit Agreement Loans were terminated on the Refinancing Closing Date: (i) the Security Agreement, dated as of January 24, 2011, among FairPoint Communications, the subsidiaries of FairPoint Communications party thereto and Bank of America, N.A. as administrative agent, (ii) the Pledge Agreement, dated as of January 24, 2011, made by FairPoint Communications and the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent, and (iii) the Continuing Guaranty, dated as of January 24, 2011, made by the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent.
The DIP Credit Agreement. In connection with the Chapter 11 Cases, on October 27, 2009, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided for a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that could have been issued to third parties for our account (the "DIP Financing"). Pursuant to an order of the Bankruptcy Court, dated October 28, 2009, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. On March 11, 2010, the Bankruptcy Court issued a final order relating to the DIP Financing, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court, of which up to $30.0 million was available in the form of one or more letters of credit that were issued to third parties for the DIP Borrowers' account.
On the Effective Date, the DIP Credit Agreement was converted into the Old Revolving Facility with a five-year term. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Old Credit Agreement on the Effective Date.
The Pre-Petition Credit Facility. The $2,030.0 million Pre-Petition Credit Facility consisted of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million, a senior secured term loan A facility in an aggregate principal amount of $500.0 million, a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (together with the term loan A facility, the "Pre-Petition Term Loan") and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the "Pre-Petition Delayed Draw Term Loan"). Spinco drew $1,160.0 million under the Pre-Petition Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470.0 million under the Pre-Petition Term Loan and $5.5 million under the Pre-Petition Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Pre-Petition Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.
On the Effective Date, the Pre-Petition Credit Facility and all obligations thereunder were terminated (except that the Pre-Petition Credit Facility continued in effect solely for the purposes of allowing creditors under the Pre-Petition Credit Facility to receive distributions under the Plan and to preserve certain rights of the administrative agent).

The Pre-Petition Notes. Spinco issued, and we assumed in the Merger, $551.0 million aggregate principal amount of the Old 13-1/8% Notes. The Old 13-1/8% Notes were to mature on April 1, 2018 and were not redeemable at our option prior to April 1, 2013. The Old 13-1/8% Notes were issued at a discount and, accordingly, at the date of their distribution, the Old 13-1/8% Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). Following the filing of the Chapter 11 Cases, $9.9 million of discount on the Pre-Petition Notes was written off in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt.
Pursuant to our offer to exchange the Old 13-1/8% Notes for the New 13-1/8% Notes (the "Exchange Offer"), on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the Old 13-1/8% Notes (which amount was equal to approximately 83% of the then outstanding Old 13-1/8% Notes) for $458.5 million in aggregate principal amount of the New 13-1/8% Notes (which amount included New 13-1/8% Notes issued to tendering note holders as payment for accrued and unpaid interest on the exchanged Old 13-1/8% Notes up to, but not including, the July 29, 2009 settlement date of the Exchange Offer).
On the Effective Date, all outstanding obligations under the Pre-Petition Notes and the indentures governing the Pre-Petition Notes were terminated.
Other Pre-Petition Agreements. As a condition to the approval of the Merger and related transactions by state regulatory authorities we agreed to make certain capital expenditures following the completion of the Merger, which were modified by Regulatory Settlements agreed to with representatives for each of Maine, New Hampshire and Vermont and approved by the applicable regulatory authorities in Maine, New Hampshire and Vermont, and approved by the Bankruptcy Court as part of the Plan. For further information on these capital expenditure requirements, see "Item 1. Business—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2012, we had approximately $12.0 million in outstanding standby letters of credit under the Old Revolving Facility, and as of February 28, 2013, we had approximately $12.6 million outstanding letters of credit under the New Revolving Facility. We do not have any other off-balance sheet arrangements.
Summary of Contractual Obligations
The table set forth below contains information with regard to disclosures about contractual obligations and commercial commitments.
The following table discloses aggregate information about our contractual obligations as of December 31, 2012 and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including current maturities (a)	$957,000	$10,000	$62,500	$884,500	$—
Interest payments on long-term debt obligations (b)	183,036	62,434	106,111	14,491	—
Capital lease obligations, including current maturities	3,097	1,499	1,598	—	—
Operating lease obligations	32,627	10,523	14,546	6,237	1,321
Other long-term liabilities (c)	957,188	33,170	48,141	46,090	829,787
Total contractual obligations	$2,132,948	$117,626	$232,896	$951,318	$831,108

(a)
Long-term debt obligations exclude outstanding letters of credit totaling $12.0 million under the Old Revolving Facility at December 31, 2012. For more information, see note (8) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. On February 14, 2013, we entered into the New Credit Agreement and issued the Notes. See "—Liquidity and Capital Resources" herein and note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for additional details of the Refinancing. The information in this table sets forth our contractual obligations under the Old Credit Agreement as of December 31, 2012 and does not include obligations under the New Credit Agreement or obligations relating to the Notes.

(b)
Interest payments represent cash payments on the long-term debt and exclude the amortization of capitalized debt issuance costs. On February 14, 2013, we entered into the New Credit Agreement and issued the Notes. See "—Liquidity and Capital Resources" herein and note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for additional details of the Refinancing. The information in this table sets forth our contractual obligations under the Old Credit Agreement as of December 31, 2012 and does not include obligations under the New Credit Agreement or obligations relating to the Notes.

(c)
Other long-term liabilities primarily include our qualified pension and post-retirement healthcare obligations, and deferred tax liabilities. For more information, see notes (9) "Employee Benefit Plans" and (10) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. In addition,

(i)
The balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at December 31, 2012 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)
The balance excludes $5.8 million and $0.1 million of non-cash unfavorable union contracts and unfavorable leasehold agreements, respectively, that were recorded upon the adoption of fresh start accounting and are included in other long-term liabilities at December 31, 2012. For further information, see note (2) "Summary of Significant Accounting Policies—(o) Other Liabilities" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report;

(iii)	The balance includes the current portion of our post-retirement healthcare obligations of $5.1 million presented in the current portion of other accrued liabilities at December 31, 2012; and

(iv)
Our 2013 pension contribution is expected to be $15.0 million, which includes our minimum required contribution and an additional discretionary contribution, and has been reflected as due in less than one year. Our actual contribution could differ from this estimation. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown and therefore the remaining accrued pension obligation has been reflected as due in more than 5 years.

Critical Accounting Policies and Estimates
As disclosed in note (2) "Summary of Significant Accounting Policies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, the preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Our critical accounting policies as of December 31, 2012 are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for qualified pension and other post-retirement healthcare benefits;

•	Accounting for income taxes;

•	Depreciation of property, plant and equipment;

•	Stock-based compensation; and

•	Valuation of long-lived assets.
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
We recognize certain revenues pursuant to various cost recovery programs from state and federal USF, CAF/ICC and from revenue sharing agreements with other LECs administered by the National Exchange Carrier Association ("NECA"). Revenues are calculated based on our investment in our network and other network operations and support costs. We have historically collected revenues recognized through this program; however, adjustments to estimated revenues in future periods are possible.

These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in the allowable rates of return, the determination of recoverable costs and/or decreases in the availability of funds in the programs due to increased participation by other carriers.
We make estimated adjustments, as necessary, to revenue or accounts receivable for billing errors, including certain disputed amounts. If circumstances related to these adjustments change or our knowledge evolves, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided in our consolidated financial statements.
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
Accounting for Pension and Other Post-retirement Healthcare Benefits. Some of our employees participate in our qualified pension plans and other post-retirement healthcare plans. In the aggregate, the benefit obligations of the qualified pension plans exceed the fair value of their respective assets and the post-retirement healthcare plans do not have plan assets, resulting in expense. Significant qualified pension and other post-retirement healthcare plan assumptions, including the discount rate used, the long-term rate-of-return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations reflected in our consolidated financial statements. The actuarial assumptions we used in determining our qualified pension and post-retirement healthcare plans obligations may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect our financial position or results of operations.
Our qualified pension and post-retirement liabilities are highly sensitive to changes in the discount rate. We currently estimate that a movement of 1% in the discount rate would change our December 31, 2012 qualified pension plan benefit obligations by approximately 20%. We currently estimate that a 1% fluctuation in the discount rate would change our December 31, 2012 post-retirement healthcare benefit obligations by approximately 23%.
The post-retirement healthcare benefit obligations are also highly sensitive to the medical trend rate assumption. A 1% increase in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2012 would result in an increase in the post-retirement healthcare benefit obligations of approximately $158.2 million and a 1% decrease in the medical trend rate assumed at December 31, 2012 would result in a decrease in the post-retirement healthcare benefit obligations of approximately $119.2 million.
For additional information on our qualified pension and post-retirement healthcare plans, see note (9) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
For additional information on income taxes, see note (10) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Depreciation of Property, Plant and Equipment. We recognize depreciation on property, plant and equipment principally on the composite group remaining life method and straight-line composite rates over estimated useful lives ranging from five to 40 years. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives. When an asset is retired, the original costs, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the asset. Under this method, we review depreciable lives periodically and may revise depreciation rates when appropriate. With the assistance of outside expertise, we completed an analysis of the depreciable lives of assets held for certain subsidiaries in 2012. Based on this analysis, we determined that the Company's current depreciable lives are appropriate. Changes in the estimated useful lives of property, plant and equipment or depreciation methods could have a material effect on our results of operations; however, a change in this non-cash expense would have no impact on our compliance with the covenants contained in the New Credit Agreement.
Stock-based Compensation. Compensation expense for share-based awards made to employees and directors are recognized based on the estimated fair value of each award over the award's vesting period. We estimate the fair value of share-based payment awards on the date of grant using either an option-pricing model for stock options or the closing market value of our stock for restricted stock and expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the statement of operations.
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
For additional information on share-based awards, including key assumptions used in calculating the grant date fair values, see note (14) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Valuation of Long-lived Assets. We review our long-lived assets, which include our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review non-amortizable intangible assets for impairment on at least an annual basis as of the first day of the fourth quarter of each year, or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

•	an inability to perform at levels that were forecasted;

•	a permanent decline in market capitalization;

•	implementation of restructuring plans;

•	changes in industry trends; and/or

•	unfavorable changes in our capital structure, cost of debt, interest rates or capital expenditures levels.
No factors signaling a potential impairment were identified during the year ended December 31, 2012. Accordingly, no impairment review of our long-lived assets was required in 2012.
Our only non-amortizable intangible asset is the FairPoint trade name. As previously discussed, no factors signaling a potential impairment were identified during the year ended December 31, 2012. As a result, no interim impairment review of our trade name was necessary. An annual impairment review was performed on October 1, 2012. We assess the fair value of our trade name utilizing the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. For this annual impairment review, we made certain assumptions including an estimated royalty rate of 1%, a long-term growth rate of 0.7%, an effective tax rate of 40% and a discount rate of 12.7% and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Results of the assessment indicated that an impairment was not necessary; however, changes in one or more of these assumptions could result in the recognition of an impairment loss.
For additional information on our FairPoint trade name, including the impairment charges recorded in the year ended December 31, 2011 on goodwill and our trade name, see note (6) "Goodwill and Other Intangible Assets" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
New Accounting Standards
We have adopted the following authoritative guidance issued by the Financial Accounting Standards Board:

•	Accounting Standards Update ("ASU") 2012-02 to amend and simplify the annual testing for impairment of indefinite-lived intangible assets;

•	ASUs 2011-05 and 2011-12 related to the presentation of comprehensive income; and

•	ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards.
During the quarter ended March 31, 2013, we will adopt ASU 2013-02 related to disclosure of reclassifications out of accumulated other comprehensive income.
For further details of these ASUs, in addition to our evaluation of their adoption on our consolidated financial statements, see note (3) "Recent Accounting Pronouncements" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Inflation
There are cost of living adjustment clauses in certain of the collective bargaining agreements covering our labor union employees. Considerable fluctuations in cost of living due to inflation could result in an adverse effect on our operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our qualified pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks and we are not party to any market risk management agreements other than in the normal course of business. Our primary market risk exposures are interest rate risk and equity price risk as follows:
Interest Rate Risk. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of December 31, 2012, our interest rate risk exposure was attributable to the Old Credit Agreement Loans under our senior secured credit facility. On February 14, 2013, we entered into the New Credit Agreement and repaid all amounts outstanding under the Old Credit Agreement Loans. The New Credit Agreement includes the New Term Loan and the New Revolving Facility, each of which are subject to variable interest rates and, as such, we remain subject to interest rate risk following the Refinancing. We use our variable rate debt to finance our operations and capital expenditures, and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. We do not hold or issue derivative financial instruments for trading or speculative purposes.
As of December 31, 2012, we were not a party to any interest rate swap agreements. Accordingly, our entire December 31, 2012 long-term debt balance of $957.0 million under the Old Credit Agreement Loans, representing 100% of our total debt, was subject to interest rate risk. Interest payments on the Old Term Loan were subject to a LIBOR floor of 2.00%, and while LIBOR remained below 2.00% we incurred interest costs above market rates. A change in interest rates would have materially affected our consolidated financial statements. For example, with the carrying value of our debt as of December 31, 2012, a 1% increase in the interest rate of our variable rate debt would have unfavorably impacted interest expense and pre-tax earnings by approximately $9.6 million. The New Term Loan is also subject to a LIBOR floor of 1.25%.
For further information regarding the New Credit Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, as well as "Item 1A. Risk Factors—We have substantial indebtedness which could have a negative impact on our financing options and liquidity position and prevent us from fulfilling our obligations under our indebtedness" included elsewhere in this Annual Report for additional information relating to interest rate risk.
Equity Price Risk. We are also exposed to equity price risk from changes in the fair value of our qualified pension plan assets and from changes to rates at which benefit payments are discounted. For 2012 activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Page
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES:
Report of Management on Internal Control Over Financial Reporting	56
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	57
Report of Independent Registered Public Accounting Firm	58
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010:
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	59
Consolidated Statements of Operations for the Year Ended December 31, 2012, the 341 Days Ended December 31, 2011, the 24 Days Ended January 24, 2011 and the Year Ended December 31, 2010	60
Consolidated Statements of Comprehensive (Loss) Income for the Year Ended December 31, 2012, the 341 Days Ended December 31, 2011, the 24 Days Ended January 24, 2011 and the Year Ended December 31, 2010	61
Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended December 31, 2012, the 341 Days Ended December 31, 2011, the 24 Days Ended January 24, 2011 and the Year Ended December 31, 2010	62
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012, the 341 Days Ended December 31, 2011, the 24 Days Ended January 24, 2011 and the Year Ended December 31, 2010	63
Notes to Consolidated Financial Statements	65

Report of Management on Internal Control Over Financial Reporting
We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company as of December 31, 2012 using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management determined that the Company's internal control over financial reporting was effective as of December 31, 2012.
Ernst & Young, LLP, our independent registered public accounting firm who audited the financial statements included in this Annual Report, has issued an attestation report on the Company's internal control over financial reporting. This report appears on the following page.

/s/ Paul H. Sunu
Paul H. Sunu
Chief Executive Officer

/s/ Ajay Sabherwal
Ajay Sabherwal
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries
We have audited FairPoint Communications, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FairPoint Communications, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, FairPoint Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit) and cash flows for the year ended December 31, 2012, the period from January 25, 2011 to December 31, 2011, the period from January 1, 2011 to January 24, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor) and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 7, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit) and cash flows for the year ended December 31, 2012, the period from January 25, 2011 to December 31, 2011, the period from January 1, 2011 to January 24, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the year ended December 31, 2012, the period from January 25, 2011 to December 31, 2011, the period from January 1, 2011 to January 24, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.
As discussed in Note 4 to the consolidated financial statements, on January 13, 2011, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on January 24, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 4.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communications, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 7, 2013

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets:
Cash	$23,203	$17,350
Restricted cash	6,818	24,446
Accounts receivable, net	86,999	100,324
Prepaid expenses	20,128	18,346
Other current assets	4,219	3,312
Deferred income tax, net	16,376	17,915
Assets held for sale	12,549	—
Total current assets	170,292	181,693
Property, plant and equipment, net	1,438,309	1,663,065
Intangible assets, net	116,992	128,145
Debt issue costs, net	1,111	1,779
Restricted cash	651	651
Other assets	5,006	10,338
Total assets	$1,732,361	$1,985,671

Liabilities and Stockholders' Deficit:
Current portion of long-term debt	$10,000	$10,000
Current portion of capital lease obligations	1,220	1,252
Accounts payable	57,832	65,184
Claims payable and estimated claims accrual	1,282	22,839
Accrued interest payable	176	508
Other accrued liabilities	72,036	50,374
Liabilities held for sale	407	—
Total current liabilities	142,953	150,157
Capital lease obligations	1,470	2,690
Accrued pension obligation	203,537	157,961
Employee benefit obligations	619,108	531,634
Deferred income taxes	127,361	245,369
Other long-term liabilities	8,745	14,003
Long-term debt, net of current portion	947,000	990,000
Total long-term liabilities	1,907,221	1,941,657
Total liabilities	2,050,174	2,091,814
Commitments and contingencies (See Note 19)
Stockholders' deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,288,998 and 26,197,142 shares issued and outstanding at December 31, 2012 and 2011, respectively	262	262
Additional paid-in capital	506,153	502,034
Retained deficit	(568,239)	(414,945)
Accumulated other comprehensive loss	(255,989)	(193,494)
Total stockholders' deficit	(317,813)	(106,143)
Total liabilities and stockholders' deficit	$1,732,361	$1,985,671

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended December 31, 2012, Three Hundred Forty-One Days Ended December 31, 2011,
Twenty-Four Days Ended January 24, 2011 and Year Ended December 31, 2010
(in thousands, except per share data)

			Predecessor Company
		Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	Year Ended December 31, 2012			Year Ended December 31, 2010

Revenues	$973,649	$963,112	$66,378	$1,070,986
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	440,271	438,619	38,766	525,728
Selling, general and administrative expense, excluding depreciation and amortization	342,413	332,020	27,161	365,373
Depreciation and amortization	376,614	336,891	21,515	289,824
Reorganization related income	(3,666)	(232)	—	—
Impairment of intangible assets and goodwill	—	262,019	—	—
Total operating expenses	1,155,632	1,369,317	87,442	1,180,925
Loss from operations	(181,983)	(406,205)	(21,064)	(109,939)
Other income (expense):
Interest expense	(67,610)	(63,807)	(9,321)	(140,896)
Other	739	1,791	(132)	2,715
Total other expense	(66,871)	(62,016)	(9,453)	(138,181)
Loss before reorganization items and income taxes	(248,854)	(468,221)	(30,517)	(248,120)
Reorganization items	—	—	897,313	(41,120)
(Loss) income before income taxes	(248,854)	(468,221)	866,796	(289,240)
Income tax benefit (expense)	95,560	53,276	(279,889)	7,661
Net (loss) income	$(153,294)	$(414,945)	$586,907	$(281,579)

Weighted average shares outstanding:
Basic	25,987	25,838	89,424	89,424
Diluted	25,987	25,838	89,695	89,424
(Loss) earnings per share:
Basic	$(5.90)	$(16.06)	$6.56	$(3.15)
Diluted	(5.90)	(16.06)	6.54	(3.15)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Year Ended December 31, 2012, Three Hundred Forty-One Days Ended December 31, 2011,
Twenty-Four Days Ended January 24, 2011 and Year Ended December 31, 2010
(in thousands)

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Net (loss) income	$(153,294)	$(414,945)	$586,907	$(281,579)
Other comprehensive (loss) income, net of taxes:
Qualified pension and post-retirement healthcare plans (net of $19.7 million tax benefit, $39.1 million tax benefit, $0.5 million tax expense and $4.6 million tax expense, respectively)	(62,495)	(193,494)	493	(87,880)
Total other comprehensive income (loss)	(62,495)	(193,494)	493	(87,880)
Comprehensive (loss) income	$(215,789)	$(608,439)	$587,400	$(369,459)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
Year Ended December 31, 2012, Three Hundred Forty-One Days Ended December 31, 2011,
Twenty-Four Days Ended January 24, 2011 and Year Ended December 31, 2010
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total stockholders' equity (deficit)
	Shares	Amount

Balance at December 31, 2009 (Predecessor Company)	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)
Net loss	—	—	—	(281,579)	—	(281,579)
Restricted stock canceled for withholding tax	(13)	—	—	—	—	—
Forfeiture of restricted stock	(549)	(6)	6	—	—	—
Stock-based compensation expense	—	—	468	—	—	468
Employee benefit adjustment to comprehensive income	—	—	—	—	(87,880)	(87,880)
Balance at December 31, 2010 (Predecessor Company)	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)
Net income	—	—	—	586,907	—	586,907
Stock-based compensation expense	—	—	18	—	—	18
Employee benefit adjustment to comprehensive income	—	—	—	—	493	493
Cancellation of Predecessor Company common stock	(89,440)	(894)	(725,804)	726,698	—	—
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	(212,311)	212,311	—
Issuance of Common Stock	25,660	257	481,879	—	—	482,136
Issuance of Warrants	—	—	16,350	—	—	16,350
Balance at January 24, 2011	25,660	$257	$498,229	$—	$—	$498,486
Net loss	—	—	—	(414,945)	—	(414,945)
Issuance of Common Stock	541	5	(5)	—	—	—
Issuance of restricted stock	14	—	—	—	—	—
Forfeiture of restricted stock	(18)	—	—	—	—	—
Stock-based compensation expense	—	—	3,810	—	—	3,810
Employee benefit adjustment to comprehensive income	—	—	—	—	(193,494)	(193,494)
Balance at December 31, 2011	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)
Net loss	—	—	—	(153,294)	—	(153,294)
Issuance of Common Stock	100	—	—	—	—	—
Forfeiture of restricted stock	(22)	—	—	—	—	—
Exercise of stock options	14	—	64	—	—	64
Stock-based compensation expense	—	—	4,055	—	—	4,055
Employee benefit adjustment to comprehensive income	—	—	—	—	(62,495)	(62,495)
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended December 31, 2012, Three Hundred Forty-One Days Ended December 31, 2011,
Twenty-Four Days Ended January 24, 2011 and Year Ended December 31, 2010
(in thousands)

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Cash flows from operating activities:
Net (loss) income	$(153,294)	$(414,945)	$586,907	$(281,579)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(96,778)	(52,203)	279,868	(7,915)
Provision for uncollectible revenue	7,506	18,344	3,454	20,525
Depreciation and amortization	376,614	336,891	21,515	289,824
Post-retirement healthcare	47,692	35,183	2,654	33,216
Qualified pension	(42)	5,021	986	10,017
Loss on abandoned projects	2,862	—	—	15,132
Impairment of intangible assets and goodwill	—	262,019	—	—
Other non-cash items	866	(288)	97	4,045
Changes in assets and liabilities arising from operations:
Accounts receivable	9,587	7,863	(7,752)	12,706
Prepaid and other assets	(3,301)	(1,926)	(3,423)	(6,834)
Restricted cash	(6,164)	—	—	—
Accounts payable and accrued liabilities	3,364	(12,303)	26,627	(10,802)
Accrued interest payable	(332)	508	9,017	137,111
Other assets and liabilities, net	(4,198)	67	177	(3,816)
Reorganization adjustments:
Non-cash reorganization income	(5,002)	(7,308)	(917,358)	(20,004)
Claims payable and estimated claims accrual	(8,824)	(66,712)	(1,096)	—
Restricted cash—Cash Claims Reserve	22,219	59,888	(82,764)	—
Total adjustments	346,069	585,044	(667,998)	473,205
Net cash provided by (used in) operating activities	192,775	170,099	(81,091)	191,626
Cash flows from investing activities:
Net capital additions	(145,066)	(163,648)	(12,477)	(197,795)
Distributions from investments	759	798	—	527
Net cash used in investing activities	(144,307)	(162,850)	(12,477)	(197,268)
Cash flows from financing activities:
Loan origination costs	—	(884)	(1,500)	(1,475)
Proceeds from issuance of long-term debt	—	—	—	5,513
Repayments of long-term debt	(43,000)	—	—	—
Restricted cash	1,573	1,843	34	(62)
Proceeds from exercise of stock options	64	—	—	—
Repayment of capital lease obligations	(1,252)	(1,120)	(201)	(2,192)
Net cash (used in) provided by financing activities	(42,615)	(161)	(1,667)	1,784
Net change	5,853	7,088	(95,235)	(3,858)
Cash, beginning of period	17,350	10,262	105,497	109,355
Cash, end of period	$23,203	$17,350	$10,262	$105,497

See accompanying notes to consolidated financial statements.

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$66,619	$62,290	$—	$1,005
Income tax paid, net of refunds	562	218	—	361
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	—	854	1,818	1,961
Reorganization costs paid	1,197	20,069	11,110	41,699
Non-cash settlement of claims payable	7,668	—	—	—

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Except as otherwise required by the context, references in notes to the consolidated financial statements to:

•	"FairPoint Communications" refers to FairPoint Communications, Inc., excluding its subsidiaries.

•
"FairPoint" or the "Company" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. ("Spinco"), a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "Merger".

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	"Telecom Group" refers to FairPoint, exclusive of our acquired Northern New England operations.

•	"Predecessor Company" refers to all periods as of and preceding the Effective Date (as defined hereinafter).
(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over a ubiquitous, next-generation fiber network with more than 15,000 route miles in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. FairPoint is the incumbent communications provider in the markets it serves, primarily rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2012, the Company's service territory spanned 18 states and operated with approximately 1.3 million access line equivalents in service, including approximately 326 thousand broadband subscribers. On January 31, 2013, the Company completed the sale of its operations in Idaho whereby its service territory now spans 17 states and, on a pro forma basis after giving effect to the divestiture, still would have operated with approximately 1.3 million access line equivalents in service as of December 31, 2012. For further information on the sale of the Idaho operations, see notes (18) "Asset Held for Sale" and (20) "Subsequent Events" herein.
Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated.
(2) Summary of Significant Accounting Policies
(a) Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring accruals and other items.
The Company has reclassified certain prior period amounts in the December 31, 2011 consolidated balance sheet to be consistent with current period presentation. This reclassification was made to reflect certain customer rebates as contra-accounts receivable and resulted in a $4.0 million decrease to other accrued liabilities and a corresponding decrease to net accounts receivable, respectively. Correction of this classification error had no impact to the consolidated statement of operations.
Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the recoverability of plant, property and equipment, valuation of long-lived assets, qualified pension and post-retirement healthcare plan assumptions, stock-based compensation and income taxes.
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), Connect America Fund (CAF) receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other LECs. These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association (NECA) or by the individual company and approved by the Federal Communications Commission (the "FCC").
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
As of December 31, 2012 and 2011, unearned revenue of $18.3 million and $17.0 million, respectively, was included in current other accrued liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of December 31, 2012 and 2011, customer deposits of $10.5 million and $9.8 million, respectively, were included in current other accrued liabilities on the consolidated balance sheets. Once the ancillary special project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any over payments refunded to the customer as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV content and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its markets and recognizes revenues associated with these publications. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue is recognized as it is collected.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company is subject to retail service quality plans in the states of Maine, New Hampshire and Vermont pursuant to which service quality index ("SQI") penalties are imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments are recorded as a reduction to revenue and to current other accrued liabilities on the consolidated balance sheets. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
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

(d) Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is recorded as a contra-asset of accounts receivable and represents the Company's best estimate of probable credit losses in the Company's existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Accounts receivable balances are reviewed on an aged basis and account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
The following is activity in the Company's allowance for doubtful accounts receivable for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 (in thousands):

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year ended December 31, 2010

Balance, beginning of period	$11,497	$—	$40,608	$58,358
Provision charged to expense	7,506	18,344	3,454	20,525
Provision charged to other accounts (a)	(341)	(129)	(159)	(586)
Amounts written off, net of recoveries (b)	211	(6,718)	(2,566)	(37,689)
Asset held for sale adjustment	(10)	—	—	—
Fresh start accounting adjustment	—	—	(41,337)	—
Balance, end of period	$18,863	$11,497	$—	$40,608

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.

(b)	Net recoveries for the year ended December 31, 2012 are primarily due to settlements with wholesale carriers for accounts receivable previously reserved as uncollectible.
(e) Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and gross accounts receivable existing at December 31, 2012. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to accounts receivable are principally related to trade receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.
The Company sponsors qualified pension plans for certain employees. Plan assets associated with these qualified pension plans are held by third party trustees and investments are comprised of debt and equity securities. The fair value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional Company contributions to the qualified pension plans in order to meet funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For additional information regarding the plan assets of the Company's qualified pension plans, including the December 31, 2012 balance at risk, see note (9) "Employee Benefit Plans" herein.
(f) Property, Plant and Equipment
In connection with the Company's adoption of fresh start accounting on the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), accumulated depreciation was reset to zero and the net carrying value of the Company's existing property, plant and equipment assets were revalued to their fair value, generally their appraised value after considering economic obsolescence. New remaining useful asset lives were established for each asset ranging from two to twenty-three years.

Property, plant and equipment additions are recorded at cost with the following estimated useful asset lives:

Category	Average Life (In Years)

Buildings	40
Central office equipment	7-10
Outside communications plant	15-35
Furniture, vehicles and other	5-15
Given that a majority of the Company's property, plant and equipment is plant used in the Company's wireline and next generation networks, depreciation is principally based on the composite group remaining life method and straight-line composite rates. This methodology provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. When depreciable telephone plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. No gain or loss is recognized on disposition of assets. Use of this methodology requires the periodic revision of depreciation rates. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves. The Company utilizes straight-line depreciation for its non-telephone property, plant and equipment.
In 2012, with the assistance of outside expertise, the Company completed an analysis of the depreciable lives of assets held for certain subsidiaries, the results of which determined that the Company's current depreciable lives are appropriate.
Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network related assets. Capitalized interest is reported as part of the cost of the network related assets and as a reduction in interest expense. See "—(h) Computer Software and Interest Costs" herein for additional information.
(g) Long-Lived Assets
Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment as required by the Property, Plant and Equipment Topic of the accounting standards codification ("ASC") and the Intangibles—Goodwill and Other Topic of the ASC. These assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.
Given the significant sustained decline in the Company's stock price since the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11") which had caused the Company's market capitalization to be below its book value and the September 30, 2011 impairment of goodwill and the FairPoint trade name, the Company determined that a possible impairment of long-lived assets was present as of September 30, 2011. However, the Company concluded that its long-lived assets at September 30, 2011 were recoverable based on the fact that the Company's gross cash flows were greater than the carrying value.
As of December 31, 2012, the Company performed its routine review of impairment triggering events specified by the Property, Plant and Equipment Topic of the ASC and concluded that it does not believe a triggering event has occurred.
(h) Computer Software and Interest Costs
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
In addition, the Company capitalizes the interest cost associated with the period of time over which the Company's internal use software is developed or obtained in accordance with the Interest Topic of the ASC. The Company did not capitalize interest costs incurred during the pendency of the Chapter 11 Cases (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), as payments on all interest obligations had been stayed as a result of the filing of the Chapter 11 Cases (as defined hereinafter in note (4) "Reorganization Under Chapter 11"). Upon entry into the Old Credit Agreement (as defined hereinafter in note (4)

"Reorganization Under Chapter 11") on the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), the Company resumed capitalization of interest costs.
During the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, the Company capitalized $9.5 million, $12.1 million and $1.3 million, respectively, in software costs and $0.1 million and $0.2 million, respectively, in interest costs for the year ended December 31, 2012 and the 341 days ended December 31, 2011. No interest costs were capitalized for the 24 days ended January 24, 2011.
As of the year ended December 31, 2012, the gross value and accumulated depreciation of the capitalized software was $114.4 million and $87.9 million, respectively. As of the year ended December 31, 2011, the gross value and accumulated depreciation of the capitalized software was $107.0 million and $41.3 million, respectively. During the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010, amortization expense on the capitalized software was $47.2 million, $41.3 million, $2.9 million and $43.0 million, respectively, and is expected to be $18.5 million in 2013, $3.1 million in 2014, $3.1 million in 2015, $1.8 million in 2016 and $0.0 million in 2017, respectively.
Upon the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), a fresh start adjustment of $29.7 million was made to record capitalized software at its estimated fair value.
(i) Impairment of Goodwill and Other Intangible Assets
Goodwill. Upon the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), the Company's goodwill consisted of the difference between the reorganization value of the Predecessor Company and the fair value of net assets using the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC. In accordance with the Intangibles—Goodwill and Other Topic of the ASC, goodwill was not amortized, but was assessed for impairment at least annually. The Company historically performed its annual impairment test as of the first day of the fourth fiscal quarter of each year. At September 30, 2011, the Company wrote off the entire balance of goodwill. See note (6) "Goodwill and Other Intangible Assets" herein for further information on the impairment test and write-off.
Indefinite-lived Intangible Asset. In accordance with the Intangibles—Goodwill and Other Topic of the ASC, non-amortizable intangible assets are assessed for impairment at least annually. The Company performs its annual impairment test as of the first day of the fourth fiscal quarter of each year and assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired.
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
Amortizable Intangible Assets. Amortizable intangible assets must be reviewed for impairment as part of long-lived assets whenever indicators of impairment exist. See "—(g) Long-Lived Assets" herein for additional information.
(j) Accounting for Income Taxes
In accordance with the Income Taxes Topic of the ASC, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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

(k) Stock-Based Compensation
The Company accounts for its stock-based compensation plan in accordance with the Compensation—Stock Compensation Topic of the ASC, which establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. Compensation expense associated with the stock-based compensation plan is included in other non-cash items on the consolidated statement of cash flows.
(l) Employee Benefit Plans
The Company accounts for qualified pension plans and other post-retirement benefit plans in accordance with the Compensation—Retirement Benefits Topic of the ASC. This Topic requires the recognition of a post-retirement benefit plan's funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Amounts recognized through accumulated comprehensive income are amortized into current income in accordance with the Compensation—Retirement Benefits Topic of the ASC. Additionally, a company must determine the fair value of plan assets as of the company's year end.
(m) Fair Value Measurements
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. A routine review of triggering events and/or results of the annual impairment test, as applicable, did not require an adjustment to fair value to be recorded in 2012. For additional information See "—(g) Long-Lived Assets" herein and note (6) "Goodwill and Other Intangible Assets—Indefinite-lived Intangible Asset" herein.
The Company's financial instruments consist primarily of cash, restricted cash, accounts receivable, accounts payable and long-term debt. The carrying amounts of all of the Company's financial instruments, with the exception of its long-term debt, are estimated to approximate fair value due to the relatively short period of time to maturity for those instruments. Long-term debt is not carried at fair value, but measured on a recurring basis. For the fair value of long-term debt, see note (8) "Long-term Debt" herein.
(n) Business Segments
Management views its business of providing data, video and voice communication services to residential, wholesale and business customers as one reportable segment as defined in the Segment Reporting Topic of the ASC. The Company's services consists of retail and wholesale telecommunications and data services, including voice and HSD in 18 states (prior to the 2013 sale of our operations in Idaho). The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(o) Other Liabilities
Accrued Bonuses. As of December 31, 2012 and 2011, accrued bonuses of $13.2 million and $0.7 million, respectively, were included in current other accrued liabilities on the consolidated balance sheets.

Unfavorable intangible assets. On the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), the Company recorded $13.0 million in unfavorable union contracts and $0.7 million in unfavorable leasehold agreements, each of which resulted from agreements with contract rates in excess of market value rates as of the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"). Amortization is recognized on a straight-line basis over the remaining term of the agreements, ranging from 1 to 7 years, as a reduction of employee expense and rent expense within operating expenses.
(p) Advertising Costs
Advertising costs are expensed as they are incurred.
(3) Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 related to disclosure of reclassifications out of accumulated other comprehensive income. This ASU requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. In addition, it also requires companies to report changes in accumulated other comprehensive income balances. This new guidance is to be applied prospectively and effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company will adopt this ASU during the quarter ended March 31, 2013 and does not expect the adoption to have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02 to amend and simplify the annual testing for impairment of indefinite-lived intangible assets. This amendment to the Intangibles—Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines it is not likely that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform a quantitative impairment test. The ASU includes examples of events and circumstances that could affect significant inputs used to determine the fair value of the indefinite-lived intangible assets that an entity should consider when evaluating whether it is more likely than not that an indefinite-lived intangible asset is impaired. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company elected to early adopt this ASU during the quarter ended September 30, 2012. The adoption of this amendment to the ASC did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The adoption of this amendment to the ASC did not have a material impact on the Company's consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs, as defined in the Fair Value Measurement Topic of the ASC. This new guidance was to be applied prospectively, effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this amendment to the ASC did not have a material impact on the Company's consolidated financial statements.
(4) Reorganization Under Chapter 11
Emergence from Chapter 11 Proceedings
On October 26, 2009 (the "Petition Date"), the Company and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases were being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the "Chapter 11 Cases"). On January 13, 2011, the bankruptcy judge entered into an order dated as of December 29, 2010 (the "Confirmation Order") confirming the

Company's Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the "Plan") and on January 24, 2011 (the "Effective Date") the Company emerged from Chapter 11 protection.
On the Effective Date, the Company substantially consummated its reorganization through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms.
The Plan provided for, among other things:

(i)
the cancellation and extinguishment on the Effective Date of all of the Company's equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of the Company's common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests,

(ii)
the issuance of shares of the Company's new common stock, par value $0.01 per share (the "Common Stock"), and the issuance of warrants ("Warrants") to purchase shares of the Company's Common Stock to holders of certain claims in connection with a warrant agreement that the Company entered into with the Bank of New York Mellon, as the warrant agent, on the Effective Date (the "Warrant Agreement"),

(iii)	the satisfaction of claims associated with

(a)
the credit agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A., as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the "Pre-Petition Credit Facility"),

(b)
the 13-1/8% Senior Notes due April 1, 2018 (the "Old 13-1/8% Notes"), which were issued pursuant to the indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended, and

(c)
the 13-1/8% Senior Notes due April 2, 2018 (together with the Old 13-1/8% Notes, the "Pre-Petition Notes"), which were issued pursuant to the indenture, dated as of July 29, 2009, by and between FairPoint Communications and U.S. Bank National Association and

(iv)
the termination by its conversion into the Old Revolving Facility (as defined herein) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), by and among FairPoint Communications and FairPoint Logistics, Inc. ("FairPoint Logistics"), certain financial institutions and Bank of America, N.A., as the administrative agent.

The Company's Common Stock began trading on the Nasdaq Stock Market LLC on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics (collectively, the "Old Credit Agreement Borrowers") entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the "Old Credit Agreement") comprised of a $75 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan facility (the "Old Term Loan", and together with the Old Revolving Facility, the "Old Credit Agreement Loans").
In connection with the Chapter 11 Cases, the Company also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a "Merger Order", and collectively, the "Merger Orders"). The Company agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state's Merger Order which were then approved by the regulatory authorities in those states. Pursuant to the regulatory settlements, we committed to, among other things, expand our broadband coverage and comply with certain capital expenditures and corporate governance requirements. The commitments agreed to in these proceedings have, for the most part, been completed, are nearly complete, or are no longer applicable. In addition, new legislation signed into law in 2012 in both Maine and New Hampshire will eliminate many of the state specific Merger conditions.
On June 30, 2011 and on November 7, 2012, the Bankruptcy Court entered final decrees closing certain of the Company's bankruptcy cases due to such cases being fully administered. Of the 80 original bankruptcy cases, only the Chapter 11 Case of Northern New England Telephone Operations LLC (Case No. 09-16365) remains open.
Financial Reporting in Reorganization
The Company applied the Reorganizations Topic of the ASC effective as of the Petition Date. The Reorganizations Topic of the ASC, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business after the Petition Date must be reported separately as reorganization items in the statements of operations. In addition, cash provided by and used for reorganization items must be disclosed separately.
The Company's consolidated statement of operations for the twenty-four days ended January 24, 2011 includes the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.
Reorganization Items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Predecessor Company
	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Professional fees (a)	$(13,965)	$(59,870)
Success bonus (b)	—	(1,111)
Non-cash allowed claim adjustments (c)	—	(977)
Cancellation of debt income (d)	1,351,057	20,838
Goodwill adjustment (e)	(351,931)	—
Intangible assets adjustment (e)	(30,381)	—
Property, plant and equipment adjustment (e)	(56,258)	—
Pension and post-retirement healthcare adjustment (e)	22,076	—
Other assets and liabilities adjustment (e)	(16,037)	—
Tax account adjustments (e)	4,313	—
Other (f)	(11,561)	—
Total reorganization items	$897,313	$(41,120)

(a)	Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

(b)	Success bonus represents charges incurred relating to the FairPoint Communications, Inc. 2010 Success Bonus Plan in accordance with the plan of reorganization.

(c)	The carrying values of certain liabilities subject to compromise were adjusted to the value of the claim allowed by the Bankruptcy Court.

(d)	Net gains and losses associated with the settlement of liabilities subject to compromise, of which $1,351,055 was recognized on the Effective Date.

(e)	Revaluation of long-lived assets and certain assets and liabilities upon adoption of fresh start accounting.

(f)
Includes expenses associated with the Long Term Incentive Plan (as defined hereinafter in note (14) "Stock-Based Compensation") adopted as part of the Plan, the FairPoint Litigation Trust entered into as part of the Plan and the write-off of the Predecessor Company's long term incentive plans and director and officer policy.

After the Effective Date, income or expense amounts recognized as a result of settling outstanding bankruptcy claims and professional fees directly associated with the reorganization process are included in operating expenses as Reorganization related expense in the consolidated statements of operations.
Magnitude of Potential Claims
As of February 28, 2013, claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. Through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $10.1 million of these claims have been withdrawn by the respective creditors and $5.5 million of these claims remain open, pending completion of settlements or resolution of pending court proceedings.
On the Effective Date, the Company distributed cash, entered into the Old Credit Agreement, and issued shares of Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established a reserve for payment of outstanding bankruptcy claims (the "Cash Claims Reserve") of $82.8 million and a reserve of 610,309 shares of Common Stock and Warrants to purchase 124,012 shares of Common Stock for satisfaction of pending claims (the "Equity Claims Reserve"). Subsequent to the Effective Date, the Company has made distributions from its Cash Claims Reserve and Equity Claims

Reserve to satisfy claims as they are resolved. As a result of these distributions, as of December 31, 2012, all of the shares of Common Stock and Warrants in the Equity Claims Reserve have been distributed in full satisfaction of allowed claims, thereby completing the Common Stock and Warrant distribution with respect to the Plan. As of February 28, 2013, the Cash Claim Reserve includes a balance of $0.7 million to settle outstanding bankruptcy claims.
Fresh Start Accounting
Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, under the Reorganizations Topic of the ASC, the Company was required to apply the provisions of fresh start accounting to its financial statements on the Effective Date because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Predecessor Company's common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity.
The adoption of fresh start accounting resulted in a new reporting entity. The financial statements as of January 24, 2011 and for subsequent periods report the results of a new entity with no beginning retained earnings. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement healthcare plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively, all of the new entity's assets and liabilities were recorded at their estimated fair values upon the Effective Date and the Predecessor Company's retained deficit and accumulated other comprehensive loss were eliminated. Any presentation of the new entity's financial position and results of operations is not comparable to prior periods.
In accordance with fresh start accounting, the Company also recorded the debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion. The enterprise value was determined in conjunction with the confirmation of the Plan. To facilitate the calculation of the enterprise value, the Company developed financial projections for the five years ending December 31, 2015 for the post-emergence company using a number of estimates and assumptions and prepared a calculation of the present value of the future cash flows. The projections were based on information available to the Company at the time of preparation of such projections in connection with the Plan and its confirmation and also in connection with negotiations regarding the Plan with certain of its lenders. The projections and calculation of the present value of the future cash flows included key assumptions, such as: (i) revenue growth beginning in 2013 through the terminal year based on the Company achieving specified business objectives, (ii) improving earnings before interest and taxes margins, (iii) reductions in capital expenditures and (iv) a risk adjusted discount rate of 7.2%. Projections are inherently subject to uncertainties and risks and the Company's actual results and financial condition have varied from those contemplated by the projections and other financial information provided to the Bankruptcy Court. The Company believes that because such projections and other financial information are now out of date and because of developments with respect to the Company's business since such projections were prepared, these projections should not be relied upon.

The implementation of the Plan and the adoption of fresh start accounting in the Company's consolidated balance sheet as of January 24, 2011 were as follows (in thousands):
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Reorganized Consolidated Balance Sheet as of January 24, 2011
(Unaudited)

	Predecessor Company	Reorganization Adjustments (a)		Fresh Start Adjustments (b)		Post-emergence Entity
Assets:
Cash	$101,703	(91,441)	(c)	—		$10,262
Restricted cash	2,386	82,764	(c)	—		85,150
Accounts receivable, net	129,308	—		—		129,308
Materials and supplies	24,776	—		(24,098)	(l)	678
Prepaid expenses	17,152	—		(2,347)		14,805
Other current assets	8,620	—		(4,247)		4,373
Deferred income tax, net	31,400	—		—		31,400
Total current assets	315,345	(8,677)		(30,692)		275,976
Property, plant and equipment, net	1,852,508	—		(28,838)	(f)(l)	1,823,670
Goodwill	595,120	—		(351,931)	(i)	243,189
Intangible assets, net	187,791	—		(30,381)	(g)	157,410
Prepaid pension asset	3,053	—		363	(h)	3,416
Debt issue costs, net	—	2,366	(d)	—		2,366
Restricted cash	1,678	—		—		1,678
Other assets	13,040	—		(3,874)	(l)	9,166
Total assets	$2,968,535	(6,311)		(445,353)		$2,516,871

Liabilities and Stockholders' Equity (Deficit):
Liabilities not subject to compromise:
Current portion of long-term debt	$—	—		—		$—
Current portion of capital lease obligations	1,233	—		—		1,233
Accounts payable	98,674	(23,735)		—		74,939
Claims payable and estimated claims accrual	—	94,292	(c)	—		94,292
Other accrued liabilities	61,065	(1,800)	(c)	(4,457)	(h)	54,808
Total current liabilities	160,972	68,757		(4,457)		225,272
Capital lease obligations	3,831	—		—		3,831
Accrued pension obligation	93,033	—		(7,905)	(h)	85,128
Employee benefit obligations	346,853	—		(13,599)	(h)	333,254
Deferred income taxes	56,408	331,493	(j)	(40,124)	(j)	347,777
Unamortized investment tax credits	4,313	—		(4,313)	(j)	—
Other long-term liabilities	12,079	(2,094)	(c)	13,138		23,123
Long-term debt, net of current portion	—	1,000,000	(d)	—		1,000,000
Total long-term liabilities	516,517	1,329,399		(52,803)		1,793,113
Total liabilities not subject to compromise	677,489	1,398,156	(m)	(57,260)		2,018,385
Liabilities subject to compromise	2,910,952	(2,910,952)	(n)	—		—
Total liabilities	3,588,441	(1,512,796)		(57,260)		2,018,385
Stockholders' equity (deficit):
Predecessor Company common stock	894	(894)		—		—
Additional paid-in capital, Predecessor Company	725,804	(725,804)		—		—
Post-emergence entity common stock	—	257	(i)	—		257
Additional paid-in capital, post-emergence entity	—	498,229	(i)	—		498,229
Retained deficit	(1,134,293)	1,734,697	(e)	(600,404)	(k)	—
Accumulated other comprehensive loss	(212,311)	—		212,311		—
Total stockholders' equity (deficit)	(619,906)	1,506,485		(388,093)		498,486
Total liabilities and stockholders' equity (deficit)	$2,968,535	(6,311)		(445,353)		$2,516,871

(a)
Represents amounts recorded for the implementation of the Plan on the Effective Date. This included the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of shares of Common Stock and Warrants, designation of restricted cash to satisfy allowed claims and the cancellation of Predecessor Company common stock resulting in a pre-tax gain of approximately $1,351.0 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of the pre-tax gain (in thousands, unaudited):

Liabilities subject to compromise	$2,910,952
Less: Transfer to Claims Reserve (as defined hereinafter)	(66,893)
Remaining liabilities subject to compromise	2,844,059
Less issuance of debt and equity, as follows:
New long-term debt	(1,000,000)
Post-emergence entity common stock (at par value)	(251)
Post-emergence entity additional paid-in capital	(476,403)
Post-emergence entity warrants	(16,350)
Pre-tax gain from cancellation and satisfaction of predecessor indebtedness	$1,351,055

(b)	Represents the adjustments of assets and liabilities to fair value or other measurement in conjunction with adoption of fresh start accounting.

(c)
Records the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") and the Cash Claims Reserve restricted for satisfaction of the reserve. The following reflects the components of the Claims Reserve (in thousands, unaudited):

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

(d)
Records the issuance of senior secured debt and related debt financing. Debt issuance costs of $2.4 million ($1.5 million paid in cash on the Effective Date) related to the Old Credit Agreement Loans were recorded in debt issue costs, net on the consolidated balance sheet and will be amortized over the terms of the respective agreements.

(e)	Reflects the cumulative impact of the reorganization adjustments (in thousands, unaudited):

Pre-tax gain from cancellation and satisfaction of predecessor indebtedness	$1,351,055
Income tax impact	(331,495)
Other	(11,561)
Total impact on consolidated statement of operations	$1,007,999
Cancellation of predecessor common stock and additional paid-in capital	726,698
Total reorganization adjustments	$1,734,697

(f)	Reflects the fair values of property, plant and equipment in connection with the adoption of fresh start accounting. Fair value estimates were based on the following valuation methods:

•
Land was valued using a combination of the market approach, which was primarily based on pertinent local sales and listings data, and the indirect cost approach, in which market trending indices were applied to the historical capital cost.

•
Other real property such as buildings, building improvements and leasehold improvements were valued using either: (1) current market cost to construct improvements where information regarding size, age, construction type, etc. was available or (2) current market trending indices applied to historical capital costs where such detailed information was not available.

•
Network assets (including central office and outside communications plant equipment) were valued using a combination of the direct replacement cost approach to value outside communications plant assets and an indirect cost approach in which current market trending indices were applied to the historical capital cost.

•
Other personal property such as furniture, fixtures and other equipment were valued using a combination of a "percent of cost" market approach and an indirect cost approach based on replacement costs and current market trending indices.

The indices utilized were selected from industry accepted and published cost indices including the Bureau of Labor Statistics, Marshall Valuation Service, Consumer Price Indices, NACREIF Property Index and AUS Telephone Plant Index.

(g)
Reflects the fair value of identifiable intangible assets in connection with the adoption of fresh start accounting. The Company recognized a $99.0 million customer list intangible asset, a $58.0 million trade name intangible asset related to the FairPoint Communications trade name and a $0.4 million favorable leasehold agreement intangible asset. Fair value estimates were based on the following valuation methods:

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

Discount Rate	January 24, 2011	December 31, 2010
Qualified Pension Plans	5.75%	5.56%
Post-retirement Healthcare Plans	5.84%	5.65%

(i)
Reconciliation of the enterprise value to the reorganization value of FairPoint's assets, determination of goodwill and reconciliation of reorganization value of FairPoint's assets to the post-emergence entity equity (in thousands, unaudited):

Business Enterprise Value	$1,498,486
Plus: Non-debt liabilities	1,018,385
Reorganization Value of FairPoint Assets	$2,516,871
Less: Fair value of FairPoint assets (excluding goodwill)	(2,273,682)
Reorganization Value in Excess of Fair Value (Goodwill)	$243,189
During the second quarter of 2011, the Company made a reclassification adjustment to property, plant and equipment related to the adoption of fresh start accounting, which reduced goodwill by $12.8 million to $243.2 million.

Reorganization Value of FairPoint Assets	$2,516,871
Less: Non-debt liabilities	(1,018,385)
Less: Debt	(1,000,000)
Common Stock ($257) and Additional Paid-in-Capital ($498,229)	$498,486

(j)
Reflects the remeasurement of the Company's deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of implementing the Plan and the adoption of fresh start accounting in accordance with accounting guidance.

(k)	Reflects the adjustment of assets and liabilities to fair value or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of predecessor goodwill	$595,120
Elimination of predecessor intangible assets	187,791
Property, plant and equipment adjustment	56,258
Post-emergence unfavorable agreement liabilities	13,690
Post-emergence intangible assets	(157,410)
Post-emergence goodwill	(243,189)
Pension and post-retirement healthcare actuarial gain	(22,076)
Income tax impact	(40,124)
Other adjustments	(1,967)
Total impact on consolidated statement of operations	$388,093
Elimination of accumulated other comprehensive loss	212,311
Total fair value adjustments and elimination of predecessor accumulated other comprehensive loss	$600,404

(l)
In conjunction with the adoption of fresh start accounting, management of the post-emergence entity changed its accounting policy to classify certain items relating to future use in capital projects with property, plant and equipment. As a result of this change in policy, management reclassified $24.1 million from materials and supplies and $3.3 million from other long-term assets to property, plant and equipment.

(m)
Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) pre-Petition Date liabilities that the Company expects to pay in full such as medical or retirement benefits; and (3) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Company expects to pay in the ordinary course of business, including certain employee-related items such as salaries and vacation pay.

(n)	Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date for which the Company had not received approval from the Bankruptcy Court to pay or otherwise honor.
(5) Dividends
The Company currently does not pay a dividend on the Common Stock and does not expect to reinstate the payment of dividends in the foreseeable future.
(6) Goodwill and Other Intangible Assets
Goodwill
On the Effective Date, the Company recorded $256.0 million of goodwill in connection with the Company's adoption of fresh start accounting. During the second quarter of 2011, the Company made a $12.8 million reclassification adjustment to Property, Plant and Equipment based on fresh start accounting guidance which reduced the goodwill to $243.2 million.
At September 30, 2011, as a result of the significant sustained decline in the Company's stock price since the Effective Date, which caused the Company's market capitalization to be below its book value, the Company determined that a possible impairment of goodwill was indicated and concluded that an interim two-step goodwill impairment test was necessary. In step one, the Company calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point the company proceeded to step two, which compares the implied fair value of the Company's goodwill to the carrying amount. Results of the impairment test required the Company to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. The assessment of goodwill impairment falls within Level 3 of the fair value hierarchy, as outlined in note (2) "Summary of Significant Accounting Policies—(m) Fair Value Measurements", due to the use of significant unobservable inputs to determine the fair value of the goodwill, primarily using the income approach and specifically the discounted cash flow method.
Indefinite-lived Intangible Asset
On the Effective Date, the Company recorded a $58.0 million non-amortizable intangible asset related to the FairPoint trade name in connection with the Company's adoption of fresh start accounting.

At September 30, 2011, as a result of the significant sustained decline in the Company's stock price since the Effective Date which caused the Company's market capitalization to be below its book value, the Company determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim impairment test was necessary. Results of the impairment test required the Company to record an impairment charge totaling $18.8 million at September 30, 2011. This non-cash impairment charge had no impact on the Company's compliance with the covenants contained in the Old Credit Agreement.
Since this interim impairment test was performed on the last day of the 2011 third fiscal quarter, it effectively served as the Company's 2011 annual non-amortizable intangible asset impairment test for the fiscal year.
On October 1, 2012, the Company performed its annual non-amortizable intangible asset impairment test and concluded that there was no impairment at that time.
The assessment of trade name impairment falls within Level 3 of the fair value hierarchy, as outlined in note (2) "Summary of Significant Accounting Policies—(m) Fair Value Measurements", due to the use of significant unobservable inputs to determine fair value using the relief from royalty method.
As of December 31, 2012, the Company performed its routine review of impairment triggering events specified by the Intangibles—Goodwill and Other Topic of the ASC and concluded that it did not believe a triggering event had occurred.
At December 31, 2012 and 2011, the Company's trade name is recorded at $39.2 million.
Other Amortizable Intangible Assets
The Company's amortizable intangible assets are as follows (in thousands):

	December 31, 2012	December 31, 2011
Customer lists (weighted average 9.0 years):
Gross carrying amount	$99,000	$99,000
Less: accumulated amortization	(21,290)	(10,290)
Net customer lists	77,710	88,710
Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	410
Less: accumulated amortization	(297)	(144)
Net favorable leasehold agreements	113	266
Total amortizable intangible assets, net (weighted average 8.9 years)	$77,823	$88,976
Amortization expense of the Company's amortizable intangible assets was $11.2 million and $10.4 million for the year ended December 31, 2012 and the 341 days ended December 31, 2011, respectively, and is expected to be approximately $11.1 million in 2013 and $11.0 million in 2014, 2015, 2016 and 2017, respectively. Amortization expense for the Company's amortizable intangible assets prior to the Effective Date was $1.5 million and $22.6 million for the 24 days ended January 24, 2011 and the year ended December 31, 2010, respectively.
(7) Property, Plant and Equipment
A summary of property, plant and equipment is shown below (in thousands):

	Estimated Life	December 31, 2012	December 31, 2011
	(in years)
Land	—	$36,824	$37,659
Buildings	40	181,269	186,941
Central office equipment	7 – 10	524,545	452,639
Outside communications plant	15 – 35	1,050,662	1,002,422
Furniture, vehicles and other work equipment	5 – 15	164,000	150,373
Plant under construction	—	90,766	102,872
Other	—	32,334	10,649
Total property, plant and equipment		2,080,400	1,943,555
Less: Accumulated depreciation		(642,091)	(280,490)
Net property, plant and equipment		$1,438,309	$1,663,065

Depreciation expense, excluding amortization of intangible assets, for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 was $365.5 million, $326.5 million, $20.1 million and $267.3 million, respectively. Depreciation expense includes amortization of assets recorded under capital leases.
(8) Long-term Debt
On February 14, 2013, the Company completed the refinancing of the Old Credit Agreement Loans, entered into the New Credit Agreement and issued the Notes (each as defined hereinafter in note (20) "Subsequent Events"). The information herein sets forth our contractual obligations under the Old Credit Agreement as of December 31, 2012 and 2011, respectively, and does not include the Company's new obligations under the New Credit Agreement and Notes (each as defined hereinafter in note (20) "Subsequent Events").
Long-term debt for the Company at December 31, 2012 and 2011 is shown below (in thousands):

	December 31, 2012	December 31, 2011

Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at December 31, 2012, due 2016 (a)	$957,000	$1,000,000
Less: current portion	(10,000)	(10,000)
Total long-term debt, net of current portion	$947,000	$990,000

(a)
The estimated fair value of the Company's long-term debt at December 31, 2012 and 2011 was approximately $929.5 million and $795.0 million, respectively, based on market prices of the Company's debt securities at the respective balance sheet dates, which falls within Level 2 of the fair value hierarchy, as outlined in note (2) "Summary of Significant Accounting Policies—(m) Fair Value Measurements".

As of December 31, 2012, the Company had $63.0 million, net of $12.0 million outstanding letters of credit, available for additional borrowing under the Old Revolving Facility.
During the year ended December 31, 2012, the Company made a total of $33.0 million in voluntary repayments, which were applied to the balance due at maturity, in addition to the $10.0 million in scheduled repayments on the Old Term Loan. Voluntary repayments of the Old Term Loan and mandatory amortization both reduce excess cash flow, as defined in the Company's Old Credit Agreement, for purposes of calculating any excess cash flow sweep.
The approximate aggregate maturities of long-term debt for each of the four years subsequent to December 31, 2012 are as follows (in thousands):

Year ending December 31,	Balance Due
2013	$10,000
2014	25,000
2015	37,500
2016	884,500
Total long-term debt, including current portion	$957,000
Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company did not accrue interest expense on the Pre-Petition Notes during the pendency of the Chapter 11 Cases. Accordingly, $4.8 million and $72.2 million, respectively, of interest on unsecured debts, at the stated contractual rates, was not accrued during the 24 days ended January 24, 2011 and the year ended December 31, 2010. The Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim per the Plan.
All pre-petition debt was terminated on the Effective Date.
Old Credit Agreement
On the Effective Date, the Old Credit Agreement Borrowers entered into the Old Credit Agreement. The Old Credit Agreement was comprised of the Old Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Old Term Loan. On the Effective Date, the Company paid to the lenders providing the Old Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Old Credit Agreement Loans accrued at an annual rate equal to either

(a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Old Term Loan, or (b) a base rate plus 3.50% per annum, which base rate was equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) the applicable LIBOR plus 1.00%. In addition, the Company was required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Old Revolving Facility. The entire outstanding principal amount of the Old Credit Agreement Loans was to be due and payable five years after the Effective Date (the "Maturity Date"); provided that on the third anniversary of the Effective Date, the Company must have elected (subject to the absence of events of default under the Old Credit Agreement) to continue the maturity of the Old Revolving Facility and must have paid a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Old Credit Agreement) to continue the maturity of the Old Revolving Facility and must pay a second continuation fee of $0.75 million. The Old Credit Agreement required quarterly repayments of principal of the Old Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments were or were to be, as the case may be, in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments were to be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments were to be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Old Term Loan being due and payable on the Maturity Date. During 2012, the Company made $43.0 million of principal repayments on the Old Term Loan.
The Old Credit Agreement Loans were guaranteed by all of the Company's current and future direct and indirect subsidiaries, other than (x) any subsidiary that was prohibited by applicable law from guaranteeing the obligations under the Old Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission, and (y) any subsidiary of the Company's that was a controlled foreign corporation or a subsidiary that was held directly or indirectly by a controlled foreign corporation (these subsidiaries, together with FairPoint Communications and FairPoint Logistics, are collectively referred to as the "Financing Loan Parties"). The Old Credit Agreement Loans as a whole were secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Old Revolving Facility and second lien priority for the Old Term Loan.
The Old Credit Agreement contained customary representations, warranties and affirmative covenants. In addition, the Old Credit Agreement contained restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Old Credit Agreement also contained minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which were reported quarterly, periodically adjusted to become more restrictive as set forth in the Old Credit Agreement. The initial adjustment for each of the three covenants was to be reflected in the quarterly covenant reporting for the third quarter of 2013. The Old Credit Agreement contained certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders' commitments to fund amounts under the Old Revolving Facility were subject to certain customary conditions. As of December 31, 2012, the Old Credit Agreement Borrowers were in compliance with all covenants under the Old Credit Agreement.
The Old Credit Agreement also provided for mandatory prepayments of outstanding balances on the Old Credit Agreement Loans with the proceeds from certain asset dispositions, certain equity and debt issuances, and certain extraordinary cash receipts. Proceeds from such events could have been reinvested by the Old Credit Agreement Borrowers in lieu of any such mandatory prepayment under certain circumstances. In addition, at the end of each fiscal year, a test was performed to determine if excess cash flow, as defined in the Old Credit Agreement, was generated during the year. If the calculation indicated that excess cash flow was generated, a certain percentage (determined by reference to the total leverage ratio) of such excess cash flow was required to be prepaid against outstanding balances. Any mandatory prepayments were to be first applied to the Old Revolving Facility until repaid and then to the Old Term Loan.
On November 13, 2012, the Old Credit Agreement Borrowers and lenders holding in excess of 50% of loans and commitments entered into an amendment (the "Amendment") to the Old Credit Agreement. The Amendment permitted the Company to (i) enter into any written agreements to make any restricted dispositions of assets without prior approval of the lenders under the Old Credit Agreement (but not consummate such restricted dispositions until any necessary approval is obtained) and (ii) increased the amount of consideration that the Company could have received from the dispositions of assets in any fiscal year from $25.0 million and, depending on the Consolidated Total Leverage Ratio (as defined in the Old Credit Agreement), $50.0 million, to $125.0 million and $200.0 million, respectively. Consistent with the Old Credit Agreement as in effect prior to the Amendment, the Company continued to have the ability to (i) retain $5.0 million of net cash proceeds from dispositions of assets in any fiscal year and (ii) reinvest up to $20.0 million or, depending on the Consolidated Total Leverage Ratio, $45.0 million, of net cash proceeds (the "Reinvestment Limit"), from dispositions in any fiscal year, in each case in accordance with the Old Credit Agreement. Any net cash proceeds in excess of the Reinvestment Limit were required to be applied immediately to prepay the Old Term Loan at par.

On February 14, 2013, the Company completed its refinancing and paid all amounts outstanding under the Old Credit Agreement.
Debt Issue Costs
On the Effective Date, the Company entered into the Old Credit Agreement and capitalized $2.4 million of debt issue costs associated with the Old Credit Agreement. These debt issue costs are being amortized over a weighted average life of 3.7 years using the effective interest method.
As of December 31, 2012 and 2011, the Company had capitalized debt issue costs of $1.1 million and $1.8 million, respectively, net of amortization.
(9) Employee Benefit Plans
The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. The qualified pension plan and the post-retirement healthcare plan which cover non-represented employees are frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in these plans. Participants in the qualified pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee's age and years of service. The Company makes contributions to the qualified pension plans to meet minimum ERISA funding requirements and has the ability to elect to make additional discretionary contributions. Payments of benefits under the post-retirement healthcare plans are funded by the Company as the benefits are paid.
Annually, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare benefits in accordance with the Compensation—Retirement Benefits Topic of the ASC.

Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 (in thousands):

	Qualified Pension Plans

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
Fair value of plan assets:
Beginning fair value of plan assets	$160,293	$177,555	$176,474
Actual return on plan assets	13,931	1,786	1,119
Plan settlements	(3,517)	(5,661)	—
Employer contributions	19,842	6,788	—
Benefits paid	(24,245)	(20,175)	(38)
Ending fair value of plan assets	166,304	160,293	177,555
Projected benefit obligation:
Beginning projected benefit obligation	$318,254	$259,267	$265,760
Service cost	15,489	11,885	849
Interest cost	14,565	12,882	934
Plan curtailments	—	(4,701)	—
Plan settlements	(3,517)	(5,661)	—
Benefits paid	(24,245)	(20,175)	(38)
Actuarial loss (gain)	49,295	64,757	(8,238)
Ending projected benefit obligation	369,841	318,254	259,267
Funded status	$(203,537)	$(157,961)	$(81,712)

Accumulated benefit obligation	$323,432	$283,353	$259,200

Amounts recognized in the consolidated balance sheet:
Long-term assets	$—	$—	$3,416
Current liabilities	—	—	—
Long-term liabilities	(203,537)	(157,961)	(85,128)
Net amount recognized in the consolidated balance sheet	$(203,537)	$(157,961)	$(81,712)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—	$(17,043)
Net actuarial loss	(116,835)	(70,861)	(109,228)
Net amount recognized in accumulated other comprehensive loss	$(116,835)	$(70,861)	$(126,271)

	Post-retirement Healthcare Plans

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
Fair value of plan assets:
Beginning fair value of plan assets	$961	$215	$214
Actual return on plan assets	—	(8)	1
Plan settlements	—	—	—
Employer contributions	2,530	2,601	182
Benefits paid	(3,491)	(1,847)	(182)
Ending fair value of plan assets	—	961	215
Projected benefit obligation:
Beginning projected benefit obligation	$533,181	$333,301	$344,901
Service cost	25,423	18,944	1,167
Interest cost	23,958	19,859	1,252
Plan curtailments	—	(1,812)	—
Plan settlements	—	—	—
Benefits paid	(3,491)	(1,847)	(182)
Actuarial loss (gain)	42,372	164,736	(13,837)
Ending projected benefit obligation	621,443	533,181	333,301
Funded status	$(621,443)	$(532,220)	$(333,086)

Amounts recognized in the consolidated balance sheet:
Long-term assets	$—	$—	$—
Current liabilities	(5,064)	(3,777)	(2,305)
Long-term liabilities	(616,379)	(528,443)	(330,781)
Net amount recognized in the consolidated balance sheet	$(621,443)	$(532,220)	$(333,086)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—	$(29,150)
Net actuarial loss	(197,929)	(161,718)	(113,455)
Net amount recognized in accumulated other comprehensive loss	$(197,929)	$(161,718)	$(142,605)
Qualified Pension Plan Assets. The qualified pension plans' portfolio strategy emphasizes a long-term equity orientation, global diversification and financial and operating risk controls. Both active and passive management investment approaches are employed depending on perceived market efficiencies and various other factors. The qualified pension plans' diversification targets of 20% equity and 80% fixed income securities for the non-represented employees plan and 70% equity and 30% fixed income securities for the represented employees plan seek to minimize the concentration of market risk. The asset allocation at December 31, 2012 for the Company's qualified pension plan assets was as follows:

	Non-Represented Employees Plan	Represented Employees Plan	Total Qualified Pension Plans

Cash and cash equivalents (a)	2.3%	5.9%	5.1%
Equity securities (b)	12.0%	65.2%	53.0%
Fixed income securities	85.7%	28.9%	41.9%
Plan asset portfolio allocation at December 31, 2012	100.0%	100.0%	100.0%

(a)	Cash and cash equivalents at December 31, 2012 include amounts pending settlement from the purchase or sale of equity or fixed income securities.

(b)	Equity securities at December 31, 2012 include amounts held in hedged equity funds which primarily invest using a "fund of funds" strategy in multiple other equity funds.
The fair values for the qualified pension plan assets by asset category at December 31, 2012 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$8,480	$8,480	$—	$—
Equity securities (a)	88,177	53,209	23,099	11,869
Fixed income securities	69,647	21,543	48,104	—
Fair value of plan assets at December 31, 2012	$166,304	$83,232	$71,203	$11,869

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
The fair values for the qualified pension plan assets by asset category at December 31, 2011 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$11,002	$11,002	$—	$—
Equity securities (a)	84,282	44,746	17,176	22,360
Fixed income securities	65,009	31,347	33,662	—
Fair value of plan assets at December 31, 2011	$160,293	$87,095	$50,838	$22,360

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
The fair values for the Predecessor Company qualified pension plans by asset category at January 24, 2011 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$4,814	$4,814	$—	$—
Equity securities (a)	109,138	55,980	31,051	22,107
Fixed income securities	63,603	21,881	41,722	—
Fair value of plan assets at January 24, 2011	$177,555	$82,675	$72,773	$22,107

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy, as outlined in note (2) "Summary of Significant Accounting Policies—(m) Fair Value Measurements".
Equity securities include direct holdings of equity securities and units held of mutual funds that invest in equity securities of domestic and international corporations in a variety of industry sectors. The direct holdings and units held in publicly traded mutual funds are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values for units held in mutual funds that invest in equity securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy. Hedged equity funds included within equity securities seek to maximize absolute returns using a broad range of strategies to enhance returns and provide diversification. The fair values of hedged equity funds are estimated using net asset value per share of the investments. The Company has the ability to redeem these investments at NAV on a limited basis, and thus has classified hedged equity funds within Level 3 of the fair value hierarchy.
Fixed income securities are investments in mutual funds that invest in corporate bonds and other debt instruments. These securities are expected to provide significant diversification benefits, in terms of asset volatility and pension funding volatility, in the portfolio and a stable source of income. Units held in publicly traded mutual funds that invest in fixed income securities are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values of mutual funds that invest in fixed income securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy.

A reconciliation of the beginning and ending balance of plan assets that are measured at fair value using significant unobservable (Level 3) inputs for the 24 days ended January 24, 2011, the 341 days ended December 31, 2011 and the year ended December 31, 2012 is as follows (in thousands):

	Hedged Equity Funds	Total

Balance at December 31, 2010 (Predecessor Company)	$21,931	$21,931
Actual gain on plan assets held	176	176
Balance at January 24, 2011 (Predecessor Company)	$22,107	$22,107
Actual gain on plan assets held	253	253
Balance at December 31, 2011	$22,360	$22,360
Actual gain on plan assets held	509	509
Transfers in and/or out of Level 3	(11,000)	(11,000)
Balance at December 31, 2012	$11,869	$11,869
Post-retirement Healthcare Plan Assets. The post-retirement healthcare plan assets were returned to the Company during 2012 as the related trust was no longer required in light of the New Hampshire deregulation legislation. The plan assets for the post-retirement healthcare plans were invested in short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and were valued using quoted market prices and thus classified within Level 1 of the fair value hierarchy, as outlined in note (2) "Summary of Significant Accounting Policies—(m) Fair Value Measurements".
Net Periodic Benefit Cost. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 are as follows (in thousands):

	Qualified Pension Plans

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days ended January 24, 2011	Year ended December 31, 2010

Service cost	$15,489	$11,885	$849	$11,187
Interest cost	14,565	12,882	934	12,963
Expected return on plan assets	(13,268)	(13,303)	(1,089)	(16,664)
Amortization of prior service cost	—	—	98	1,524
Amortization of actuarial loss	2,213	—	283	2,087
Plan settlement	445	712	—	—
Net periodic benefit cost	$19,444	$12,176	$1,075	$11,097

	Post-retirement Healthcare Plans

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Service cost	$25,423	$18,944	$1,167	$14,321
Interest cost	23,958	19,859	1,252	16,347
Expected return on plan assets	(33)	(13)	(1)	(3)
Amortization of prior service cost	—	—	276	4,289
Amortization of actuarial loss	6,194	303	368	3,474
Plan settlement	—	925	—	—
Net periodic benefit cost	$55,542	$40,018	$3,062	$38,428

Other Comprehensive Loss (Income). Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 (in thousands):

	Qualified Pension Plans

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year ended December 31, 2010

Amounts recognized in other comprehensive loss (income):
New prior service cost	$—	$—	$—	$—
Net loss arising during the period	48,632	71,573	—	39,170
Amortization or curtailment of prior service cost	—	—	(98)	(1,524)
Amortization or settlement recognition of net loss	(2,658)	(712)	(283)	(2,087)
Total amount recognized in other comprehensive loss (income)	$45,974	$70,861	$(381)	$35,559

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Prior service cost	$—	$—	$—	$(126)
Net actuarial loss	(4,870)	(2,069)	—	(365)
Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(4,870)	$(2,069)	$—	$(491)

	Post-retirement Healthcare Plans

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Amounts recognized in other comprehensive loss (income):
New prior service cost	$—	$—	$—	$—
Net loss arising during the period	42,405	162,021	—	55,427
Amortization or curtailment of prior service cost	—	—	(276)	(4,289)
Amortization or settlement recognition of net loss	(6,194)	(303)	(368)	(3,474)
Total amount recognized in other comprehensive loss (income)	$36,211	$161,718	$(644)	$47,664

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Prior service cost	$—	$—	$—	$(357)
Net actuarial loss	(8,941)	(6,727)	—	(475)
Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(8,941)	$(6,727)	$—	$(832)
Assumptions
The determination of the net liability and the net periodic benefit cost recognized for the qualified pension plans and post-retirement healthcare plans by the Company are, in part, based on assumptions made by management. These assumptions include, among others, the discount rate applied to estimated future cash flows of the plans, the expected return on assets held by the qualified pension plans, certain demographic characteristics of the participants, such as expected retirement and mortality rates, and future inflation in healthcare costs. Certain assumptions, which include, among others, assumptions regarding future benefit increases and increases in the amount of post-retirement healthcare expenditures to be paid by the Company, reflect the Company's past practice of providing such increases to participants and therefore are considered a substantive plan under the Compensation—Retirement Benefits Topic of the ASC.
Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations are as follows:

			Predecessor Company
	December 31, 2012	December 31, 2011	January 24, 2011
Qualified Pension Plans:
Discount rate	4.08%	4.63%	5.75%
Rate of compensation increase (a)	3.00%	3.00%	3.00%
Post-retirement Healthcare Plans:
Discount rate	4.20%	4.66%	5.85%
Rate of compensation increase (a)	4.00%	4.00%	4.00%

(a)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.
Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic cost are as follows:

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year ended December 31, 2010

Qualified Pension Plans:
Discount rate	4.63%	5.75%	5.56%	6.00%
Expected return on plan assets (a)	7.52%	8.32%	8.32%	8.32%
Rate of compensation increase (b)	3.00%	3.00%	3.00%	4.00%
Post-retirement Healthcare Plans:
Discount rate	4.66%	5.85%	5.65%	6.13%
Rate of compensation increase (b)	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 next year	8.10%	8.40%	7.50%	7.70%
Healthcare cost trend rate assumed for participants over 65 next year	8.10%	8.40%	7.90%	8.20%
Rate that the cost trend rates ultimately declines to	4.50%	4.50%	4.00%	4.00%
Year that the rates reach the terminal rate	2030	2030	2029	2029

(a)
In developing the expected long-term rate-of-return assumption, the Company evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The target allocations of the qualified pension plans previously disclosed in "—Plan Assets, Obligations and Funded Status—Qualified Pension Plan Assets" herein were utilized.

(b)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.

Post-retirement Healthcare Plan Sensitivity. A 1% change in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2012 would have the following effects (in thousands):

Increase (Decrease)
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$13,352
Effect on benefit obligation	$158,198
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(9,981)
Effect on benefit obligation	$(119,194)
The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement healthcare benefits at December 31, 2012 is as follows (in thousands):

Increase (Decrease)

Change in projected benefit obligation	$(39,411)

Change in each component of net periodic cost:
Service cost	$(1,601)
Interest cost	(1,481)
Amortization of loss	(398)
Curtailment gain	—
Total change in net periodic cost	$(3,480)
Estimated Future Contributions and Benefit Payments
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, our 2013 minimum required pension plan contribution is $5.6 million, which is lower than it would have been in the absence of this stabilization provision. On September 25, 2012, the Company elected to defer use of the higher segment rates under the act until the first plan year beginning on or after January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Internal Revenue Code (the "Code") Section 436.

Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement healthcare benefit payments as of December 31, 2012 are as follows (in thousands):

	Qualified Pension Plans	Post-retirement Healthcare Plans

Expected employer contributions for fiscal year 2013	$15,000	$5,064
Expected benefit payments for fiscal years:
2013	$15,464	$5,064
2014	16,776	5,923
2015	4,586	7,144
2016	5,709	8,602
2017	6,745	10,214
2018-2022	57,646	79,749
Expected subsidy for fiscal years:
2013		$—
2014		—
2015		77
2016		112
2017		166
2018-2022		2,137
401(k) Savings Plans
The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Telecom Group employees, and two voluntary 401(k) savings plans that, in the aggregate, cover all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes an amount of matching contributions to the 401(k) Plans determined by the Company at its discretion for management employees and based on collective bargaining agreements for all other employees. For the 401(k) Plan years ended December 31, 2012, 2011 and 2010, the Company generally matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $9.8 million, $9.8 million, $0.7 million, and $10.4 million for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010, respectively.
(10) Income Taxes
Income Tax Benefit (Expense)
Income tax benefit (expense) for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 consists of the following components (in thousands):

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Current:
Federal	$—	$913	$—	$—
State and local	(1,218)	160	(21)	(732)
Total current income tax (expense) benefit	(1,218)	1,073	(21)	(732)
Investment tax credits	—	—	—	478
Deferred:
Federal	77,010	49,001	(247,844)	3,246
State and local	19,768	3,202	(32,024)	4,669
Total deferred income tax benefit (expense)	96,778	52,203	(279,868)	7,915
Total income tax benefit (expense)	$95,560	$53,276	$(279,889)	$7,661

Total income tax (expense) benefit was different than that computed by applying United States federal income tax rates to (loss) income before income taxes for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010.
For the year ended December 31, 2012, the effective tax rate to calculate the tax benefit on $248.9 million of pre-tax loss was 38.4%. The rate differs from the 35% federal statutory rate primarily due to state taxes as well as a favorable provision to return permanent adjustments, offset by an increase to the valuation allowance.
For the 341 days ended December 31, 2011, the effective tax rate to calculate the tax benefit on $468.2 million of pre-tax loss was 11.4%. The rate differs from the 35% federal statutory rate primarily due to an impairment charge reducing the carrying value of the Company's goodwill to zero and an increase in the Company's valuation allowance.
For the 24 days ended January 24, 2011, the effective tax rate to calculate the tax expense on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.
For the year ended December 31, 2010, the effective tax rate to calculate the tax benefit on $289.2 million of pre-tax loss was 2.6%. The effective tax rate was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010. The effective tax rate for the year ended December 31, 2010 was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in the Company's valuation allowance for deferred tax assets due to its inability, by rule, to rely on future earnings to offset its net operating losses ("NOLs") during the Chapter 11 Cases.
A reconciliation of the Company's statutory tax rate to its effective tax rate is presented below (in percentages):

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	35.0%	(35.0)%
State income tax (benefit) expense, net of federal income tax expense	(4.8)	(4.0)	4.3	(2.9)
Post-petition interest	—	—	0.4	16.6
Goodwill impairment	—	16.2	13.7	—
Non-taxable debt cancellation income	—	(9.3)	(12.3)	—
Investment tax credits	—	—	—	(0.2)
Restructuring charges	0.1	0.3	0.3	2.6
Medicare subsidy impact of law change	—	—	—	2.4
Other, net	(0.1)	1.2	(0.2)	(0.1)
Valuation allowance	1.4	19.2	(8.9)	14.0
Effective income tax (benefit) rate	(38.4)%	(11.4)%	32.3%	(2.6)%

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Federal and state tax loss carryforwards	$75,744	$77,765
Employee benefits	347,567	282,868
Allowance for doubtful accounts	7,709	16,045
Alternative minimum tax and other state credits	4,531	4,144
Service quality rebate reserve	2,449	3,002
Other, net	14,561	19,006
Total gross deferred tax assets	452,561	402,830
Deferred tax liabilities:
Property, plant, and equipment	320,534	407,944
Goodwill and other intangible assets	39,856	38,235
Other, net	10,664	11,230
Total gross deferred tax liabilities	371,054	457,409
Net deferred tax assets (liabilities) before valuation allowance	81,507	(54,579)
Valuation allowance	(192,492)	(172,875)
Net deferred tax liabilities	$(110,985)	$(227,454)
At December 31, 2012, the Company had gross federal NOL carryforwards of $196.3 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2022 to 2033. At December 31, 2012, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.8 million. At December 31, 2012, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
During the 24 days ended January 24, 2011 the Predecessor Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Section 108 of the Code. There was no additional income from the discharge of indebtedness for the 341 days ended December 31, 2011 or the year ended December 31, 2012; however, the Company did recognize additional tax benefits due to a change in the amount of its deferred tax liability for these periods, respectively, related to a tax attribute reduction from the discharge of indebtedness. Section 108 of the Code excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. Section 108 of the Code also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. During 2012, the Company finalized the calculation of attribute reduction for federal and state income tax purposes.
Valuation Allowance. At December 31, 2012 and 2011, the Company established a valuation allowance against its deferred tax assets of $192.5 million and $172.9 million, respectively, which consist of a $159.5 million and $144.9 million federal allowance, respectively, and a $33.0 million and $28.0 million state allowance, respectively. During 2012 and 2011, an increase in the Company's valuation allowance of approximately $13.8 million and $54.3 million, respectively, was allocated to accumulated other comprehensive loss in the consolidated balance sheets.

Unrecognized Tax Benefits. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2010 (Predecessor Company)	$5,375
Balance as of January 24, 2011 (Predecessor Company)	$5,375
Additions for tax positions of prior years	1,907
Reductions for tax positions of prior years	(4,389)
Balance as of December 31, 2011	$2,893
Additions for tax positions related to the current year	170
Additions for tax positions of prior years	722
Balance as of December 31, 2012	$3,785
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010, the Company did not make any payment of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at December 31, 2012 and 2011, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2008. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of December 31, 2012 and 2011, respectively, the Company does not have any significant additional jurisdictional tax audits.
(11) Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2012	December 31, 2011
Accumulated other comprehensive loss, net of taxes:
Qualified pension and post-retirement healthcare plans	$(255,989)	$(193,494)
Total accumulated other comprehensive loss	$(255,989)	$(193,494)
Other comprehensive (loss) income for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 includes actuarial losses arising during the respective periods and amortization of these actuarial losses and prior service costs. For further detail of amounts recognized in other comprehensive loss (income) related to the qualified pension and post-retirement healthcare plans, see note (9) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Loss (Income)" herein.
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

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Weighted average number of common shares used for basic earnings per share (a)	25,987	25,838	89,424	89,424
Effect of potential dilutive shares (b)	—	—	271	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,987	25,838	89,695	89,424
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	4,955	4,764	712	983

(a)
Weighted average number of common shares used for basic earnings per share excludes 245,602, 355,383, 16,666 and 369,941 weighted average shares of non-vested restricted stock as of the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the consolidated balance sheets.

(b)
Since the Company incurred a loss for the year ended December 31, 2012, the 341 days ended December 31, 2011 and the year ended December 31, 2010, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include Warrants and non-vested restricted stock and stock options issued under the Long Term Incentive Plan (as defined hereinafter in note (14) "Stock-Based Compensation").

(13) Stockholders' Deficit
On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock and established the Equity Claims Reserve which set aside 610,309 shares of Common Stock and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the year ended December 31, 2012 and the 341 days ended December 31, 2011, the Company distributed 69,194 and 541,115 shares of Common Stock, respectively, and 117,943 and 6,069 Warrants, respectively, from the Equity Claims Reserve in full satisfaction of allowed claims, thereby completing the Common Stock and Warrant distribution with respect to the Plan.
Warrants
At December 31, 2012, 3,582,402 Warrants, each eligible to purchase one share of Common Stock, were outstanding. The initial exercise price applicable to the Warrants is $48.81 per share of Common Stock. The exercise price applicable to the Warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The Warrants may be exercised at any time on or before the seventh anniversary of the Effective Date.
(14) Stock-Based Compensation
Stock-based compensation expense recognized in the financial statements is as follows (in thousands):

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Amounts charged against income, before income tax benefit	$4,055	$3,810	$5,499	$468
Amount of related income tax benefit recognized in income	(1,656)	(1,552)	(2,220)	(188)
Total net income impact	$2,399	$2,258	$3,279	$280

At December 31, 2012, the Company had $4.4 million of stock-based compensation cost related to non-vested awards that will be recognized over a weighted average period of 1.23 years, all of which is related to awards granted under the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the "Long Term Incentive Plan").
Long Term Incentive Plan
The Long Term Incentive Plan provides for grants of up to 3,134,603 shares of Common Stock awards, of which stock options and restricted stock awards can be granted. Pursuant to the terms of the Long Term Incentive Plan, if the consolidated enterprise value of the Company (as defined in the Long Term Incentive Plan) does not equal or exceed $2.3 billion on or prior to the expiration of the Warrants, then the aggregate number of shares available for issuance of future awards will be automatically reduced by 310,326 shares. As of December 31, 2012, there are 1,438,169 shares available for grant under the Long Term Incentive Plan prior to the share reduction clause noted in the Long Term Incentive Plan.
On the Effective Date, certain of the Company's employees, a consultant of the Company and members of the board of directors were granted stock options and/or restricted stock awards. The restricted stock awards granted to the consultant of the Company were 100% vested on the Effective Date. The remaining restricted stock awards and stock options granted to the Company's employees and members of the board of directors on the Effective Date vested 25% immediately, with the remainder of these awards to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting upon (x) a change in control, or (y) a termination of an award holder's employment either without cause (but only to the extent the vesting becomes at least 50%, plus an additional 25% for each full year of the award holder's employment after the first full year after the Effective Date) or due to the award holder's death or disability (but, for stock options, only to the extent vesting would have otherwise occurred within one year following such termination of employment). During 2012, an additional 267,880 stock options were granted with the same vesting terms as the grants that occurred on the Effective Date.
Subsequent to the Effective Date, through December 31, 2012, the Company has also granted 43,800 shares of restricted stock and 106,600 stock options which vest over three equal annual installments, with one-third vesting on the first anniversary of the grant date and one-third on the second and third anniversaries thereafter.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will expire after 90 days of an employee's termination with the Company. Stock option activity under the Long Term Incentive Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding at January 24, 2011 (Predecessor Company)	—	—
Granted (a)	991,012	$24.29
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at January 24, 2011 (Post-emergence entity)	991,012	$24.29
Granted (a)	26,600	$24.29
Exercised	—	—
Forfeited	(69,875)	24.29
Expired	—	—
Outstanding at December 31, 2011	947,737	$24.29
Granted (a)	347,880	$4.82
Exercised (b)	(14,212)	$4.51
Forfeited	(87,783)	$19.32
Expired	(63,793)	$23.96
Outstanding at December 31, 2012 (c)	1,129,829	$18.95

Vested at December 31, 2012 (d)	470,905	$21.80

(a)
During the 24 days ended January 24, 2011, the 341 days ended December 31, 2011 and the year ended December 31, 2012, the weighted average grant date fair value of stock options granted was $8.1 million, $0.1 million and $0.7 million, respectively. For purposes of determining compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted were as follows:

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Expected life (1)	5.75 - 6 years	10 years	5.75 years
Expected dividend (2)	—	—	—
Expected volatility (3)	45%	45%	45%
Risk-free interest rate (4)	0.82% - 1.21%	2.29% & 3.17%	2.37%

(1)
The 5.75-year and 6.00-year expected lives (estimated period of time outstanding) of stock options granted was estimated using the ‘Simplified Method' which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of the Company's employees. The 10.00-year expected life of stock options granted during the 341 days ended December 31, 2011 was based on an expectation of the estimated period of time the Company believed the stock options granted to an employee during this time period would be outstanding upon an analysis of stock options' strike price.

(2)	For all stock options granted during 2011 and 2012, no dividends are expected to be paid over the contractual term of the stock options resulting in the use of a zero expected dividend rate.

(3)
The expected volatility rate is based on the observed historical and implied volatilities of comparable companies, which were adjusted to account for the various differences between the comparable companies and the Company.

(4)
The risk-free interest rate is specific to the date of grant. On the Effective Date, the risk-free interest rate was interpolated from the yields on the 5-year and 7-year United States Treasury bonds. For stock options granted after the Effective Date, the risk-free interest rate is based on the United States Treasury 10-year constant maturity market yield in effect at the time of the grant.

(b)	During the year ended December 31, 2012, the total intrinsic value of stock options that were exercised was negligible.

(c)
Based upon a fair market value of the Common Stock as of December 31, 2012 of $7.95 per share, the outstanding stock options, including those options that have and have not vested, have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $1.0 million and a weighted average remaining contractual life of 8.3 years.

(d)
Based upon a fair market value of the Common Stock as of December 31, 2012 of $7.95 per share, the vested stock options have an aggregate intrinsic value of $0.2 million and a weighted average remaining contractual life of 7.9 years.

Based upon the respective grant fair value, the aggregate fair value of stock options that vested during the 24 days ended January 24, 2011, the 341 days ended December 31, 2011 and the year ended December 31, 2012 was $2.0 million, $0.1 million and $2.0 million, respectively.

Restricted Stock Awards. Restricted stock award activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share

Non-vested at January 24, 2011 (Predecessor Company)	—	—
Granted (a)	547,792	$18.53
Vested (b)	(187,044)	18.53
Forfeited	—	—
Non-vested at January 24, 2011 (Post-emergence entity)	360,748	$18.53
Granted (a)	13,800	$11.52
Vested (b)	(4,900)	17.87
Forfeited	(17,650)	18.53
Non-vested at December 31, 2011	351,998	$18.26
Granted (a)	30,000	$5.51
Vested (b)	(116,202)	$18.26
Forfeited	(21,550)	$18.49
Non-vested at December 31, 2012	244,246	$16.65

(a)
Except for the restricted stock awards granted on the Effective Date, the grant date fair value per share of the restricted stock awards under the Long Term Incentive Plan is calculated as the fair market value per share of the Common Stock on the date of grant. The grant date fair value per share of the restricted stock awarded on the Effective Date is equal to the fair value per share of the Company's Common Stock calculated in conjunction with fresh start accounting. During the 24 days ended January 24, 2011, the 341 days ended December 31, 2011 and the year ended December 31, 2012, the weighted average grant date fair value of restricted stock awards granted was $10.2 million, $0.2 million and $0.2 million, respectively.

(b)
Based upon the respective grant date fair value, the aggregate fair value of restricted stock which vested during the 24 days ended January 24, 2011, the 341 days ended December 31, 2011 and the year ended December 31, 2012 was $3.5 million, $0.1 million and $2.1 million, respectively.

Stock-Based Compensation Plans of the Predecessor Company
Prior to the Effective Date, the Company had stock options, stock units, non-vested stock and restricted stock activity under various stock-based compensation plans of the Predecessor Company. The pre-tax stock compensation expense recognized during the year ended December 31, 2010 was approximately $0.5 million. Pre-tax stock compensation expense recognized during the 24 days ended January 24, 2011 for the Predecessor Company was immaterial.
Pursuant to the Plan, all then outstanding equity interests of the Company, including but not limited to all outstanding shares of Common Stock, options and contractual or other rights to acquire any equity interests, were canceled and extinguished on the Effective Date.
(15) Quarterly Financial Information (Unaudited)
The quarterly information presented below represents selected quarterly financial results for the quarter ended March 31, 2012, the 24 days ended January 24, 2011, the 66 days ended March 31, 2011 and the quarters ended June 30, September 30 and December 31, 2012 and 2011 (in thousands, except per share data).

2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$248,474	$243,453	$242,052	$239,670
Reorganization income (expense)	1,392	2,823	(172)	(377)
Net loss	(46,712)	(37,073)	(37,329)	(32,180)
Loss per share:
Basic	$(1.80)	$(1.43)	$(1.44)	$(1.24)
Diluted	(1.80)	(1.43)	(1.44)	(1.24)

	Predecessor Company
2011:	Twenty-Four Days Ended January 24	Sixty-Six Days Ended March 31	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$66,378	$188,402	$262,636	$257,912	$254,162
Reorganization income (expense)	897,313	(2,736)	(2,510)	3,735	1,743
Impairment of goodwill and trade name	—	—	—	(262,019)	—
Net income loss	586,907	(24,423)	(27,097)	(279,441)	(83,984)
Income (loss) per share:
Basic	$6.56	$(0.95)	$(1.05)	$(10.81)	$(3.25)
Diluted	6.54	(0.95)	(1.05)	(10.81)	(3.25)
(16) Business Concentrations
Geographic
As of December 31, 2012, approximately 85% of the Company's access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company's services and resulting loss of access line equivalents which could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and/or the market price of the Company's outstanding securities.
In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.
Labor
As of December 31, 2012, we employed a total of 3,369 employees, 2,161, or 64%, of whom were covered by 15 collective bargaining agreements. As of December 31, 2012, 111 of our employees were covered by seven collective bargaining agreements that expire during 2013.
(17) Operational Restructuring Charges
During the 341 days ended December 31, 2011, the Company announced plans to reduce its workforce to ensure that the Company is staffed at a level appropriate to serve its customers, while prudently managing expenses. The reduction eliminated approximately 400 positions. In connection with this plan, the Company recognized $7.9 million in restructuring charges, consisting of severance and one-time incentive payments, which are included within cost of services and sales and selling, general and administrative expense in the consolidated statement of operations.
(18) Asset Held for Sale
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana for approximately $30 million in gross cash proceeds. The closing of the transaction was completed on January 31, 2013. Eleven FairPoint employees joined the Blackfoot organization at closing.

In accordance with the Property, Plant and Equipment Topic of the ASC, the Idaho-based operations' assets and liabilities have been classified as held for sale and, consistent with the Presentation of Financial Statements Topic of the ASC, are recorded as single line items in the current asset and current liability sections of the consolidated balance sheet at December 31, 2012. A summary of assets and liabilities held-for-sale at December 31, 2012 is as follows (in thousands):

December 31, 2012

Assets held for sale:
Accounts receivable, net	$261
Prepaid expenses	37
Other current assets	3
Property, plant and equipment (net of $4.6 million accumulated depreciation)	6,441
Other assets	5,807
Total assets held for sale	$12,549

Liabilities held for sale:
Accounts payable	$137
Other accrued liabilities	148
Other long-term liabilities	122
Total liabilities held for sale	$407
The financial impact of the Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the statements of operations. Revenue and income before income taxes of the Idaho-based operations for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 are as follows (in thousands):

			Predecessor Company
	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Revenue	$7,874	$7,745	$626	$9,404
Income before income taxes	3,813	3,363	3,420	5,980

(19) Commitments and Contingencies
(a) Leases
The Company currently leases real estate and fleet vehicles under capital and operating leases expiring through the year ending 2019. The Company accounts for leases using the straight-line method, which amortizes contracted total payments evenly over the lease term.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2013	$1,499	$10,523
2014	1,493	8,807
2015	105	5,739
2016	—	3,730
2017	—	2,507
Thereafter	—	1,321
Total minimum lease payments	$3,097	$32,627
Less: interest and executory cost	(407)
Present value of minimum lease payments	2,690
Less: current installments	(1,220)
Long-term obligations at December 31, 2012	$1,470
Total rent expense was $12.5 million, $14.5 million, $1.0 million and $15.6 million for the year ended December 31, 2012, the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010, respectively.
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.
(b) Legal Proceedings
From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company's management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. Notwithstanding that the Company emerged from Chapter 11 protection on the Effective Date, one of the Chapter 11 Cases is still being resolved.
On the Petition Date, FairPoint Communications and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan. On the Effective Date, the Company substantially consummated the reorganization through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms.
On June 30, 2011 and on November 7, 2012, the Bankruptcy Court entered final decrees closing certain of the Company's bankruptcy cases due to such cases being fully administered. Of the 80 original bankruptcy cases, only the Chapter 11 Case of Northern New England Telephone Operations LLC (Case No. 09-16365) remains open.
(c) Service Quality Penalties
The Company's Northern New England operations are, or in the case of New Hampshire, were, subject to certain retail service quality plans in Maine, New Hampshire and Vermont pursuant to which the Company incurs SQI penalties resulting from the Company's failure to meet certain benchmarks for operating performance metrics set forth in the respective plans. The retail service quality plan in New Hampshire was eliminated effective August 10, 2012. Penalties resulting from these commitments are recorded as a reduction to revenue and the Merger Orders or subsequent regulation plan in each state provide that any SQI penalties assessed under the plans be paid by the Company in the form of credits applied to retail customer bills. However, as the result of separate orders in New Hampshire and Vermont issued in 2012, certain previously assessed SQI penalties in each respective state may be used for expansion of broadband services to unserved and underserved areas in those states as described below.
As of December 31, 2012 and 2011, the Company has an estimated liability of $2.1 million and $7.5 million, respectively, for SQI penalties based on the Company's actual results relative to the benchmarks for the operating performance metrics set forth in the respective retail service quality plans. Of the estimated December 31, 2011 liability, $3.9 million was included in other accrued liabilities, while the remainder was included in the Claims Reserve. None of the liability is recorded in the Claims Reserve as of December 31, 2012.
All penalties incurred under Maine's retail service quality plan through the plan year ended July 31, 2011 have been issued as credits to residential customers. For the plan year ended July 31, 2012, the Company incurred $1.7 million in Maine SQI penalties, which will be issued in the form of credits applied to retail customers' bills in the amount of $0.48 per access line per month over the twelve months beginning in December 2012.
During the quarter ended March 31, 2012, the Vermont Public Service Board ("VPSB") approved the Company's request to use $2.5 million of SQI penalties incurred under the Vermont retail service quality plan (of which approximately $1.1 million was included in the Claims Reserve at December 31, 2011) to deploy broadband into unserved areas. These SQI penalties were reclassified to other accrued liabilities upon the VPSB's approval to utilize these penalties for an alternative use.
In New Hampshire, as the result of a New Hampshire PUC ("NHPUC") recommendation and the approval by the governor and executive council of New Hampshire of a certain broadband expansion agreement, the Company has received authorization to move forward with the next phase of developing a detailed engineering plan for use of $2.8 million in SQI penalties incurred under the New Hampshire retail service quality plan (of which approximately $2.4 million was included in the Claims Reserve at December 31, 2011), together with another $0.5 million of Company funds, to build out broadband connections to customers in rural areas beyond the commitments made in the New Hampshire Merger Order. On January 29, 2013, the NHPUC approved the Company's detailed engineering plan in its entirety. As of December 31, 2012, these SQI penalties were reclassified to other accrued liabilities given the NHPUC's approval to utilize these penalties for an alternative use.
Based on the Company's current estimate of its SQI penalties in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Predecessor Company
			Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Increase (decrease) in liability recorded as a reduction (increase) to revenue	$197	$(4,145)	$401	$(952)
SQI penalties paid out in the form of customer rebates	$(242)	$(8,921)	$(631)	$(5,750)
(d) Performance Assurance Plan Credits
As part of the Merger Orders, the Company adopted a separate PAP that measures the Company's performance in the provision of wholesale services to CLECs in Maine, New Hampshire and Vermont. Penalties resulting from failure to meet the specified performance standards as defined in the provisions of the separate plans in each state are recorded as a reduction to revenue and, in general, are issued in the form of credits applied to affected CLEC bills. However, as a result of a Vermont order in 2012, certain previously assessed PAP penalties in Vermont will be used for expansion of broadband services to unserved areas of Vermont as described below.
As of December 31, 2012 and 2011, the Company has recorded a reserve of $1.4 million and $4.9 million, respectively, for the estimated amount of PAP penalties incurred that have not yet been credited to CLECs. Penalties assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. Penalties for Vermont are recorded as liabilities since a significant portion of these penalty amounts are paid to the VUSF, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. At December 31, 2011, $4.1 million of the total reserve was recorded in the Claims Reserve. None of the reserve is recorded in the Claims Reserve as of December 31, 2012.
During the quarter ended March 31, 2012, the VPSB approved the Company's request to use $4.1 million of certain accrued PAP penalties (all of which were included in the Claims Reserve at December 31, 2011) to deploy broadband into unserved areas. These PAP penalties were reclassified to other accrued liabilities upon the VPSB's approval to utilize these penalties for an alternative use.

Based on the Company's current estimate of its PAP penalties in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Predecessor Company
			Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010

Increase in estimated reserve recorded as a reduction to revenue	$3,186	$1,086	$629	$7,160
PAP credits paid out	$(2,504)	$(4,778)	$(531)	$(12,421)
During early 2011, the NHPUC ordered an audit of the Company's existing PAP in the state of New Hampshire, which commenced in October 2011 and is ongoing. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine PUC and the VPSB, respectively.
(e) Restricted Cash
As of December 31, 2012, the Company had $7.5 million of restricted cash, of which $0.7 million is reserved for the Cash Claims Reserve, $2.8 million is reserved for broadband build-out in Vermont, $3.3 million is reserved for broadband build-out in New Hampshire and $0.7 million is restricted for other purposes.
During 2012, the balance of the Cash Claims Reserve decreased due to the release of over-reserved funds during the fiscal year as outstanding bankruptcy claims were favorably settled, cash distributions to settle outstanding bankruptcy claims and the transfer of restricted funds for another purpose, specifically for broadband build-out in Vermont and New Hampshire. For further information on the establishment of restricted funds set aside for broadband build-out in Vermont and New Hampshire, see "—(c) Service Quality Penalties" and "—(d) Performance Assurance Plan Credits" herein. During 2012, $3.8 million of restricted cash reserved for broadband build-out in Vermont was utilized, while none of the restricted funds for the broadband build-out in New Hampshire have been used pending the NHPUC's approval of the Company's detailed engineering plan, which did not occur until January 29, 2013.
(f) Capital Expenditure Obligations
Under a regulatory settlement in New Hampshire, the Company is required to make certain capital expenditures in New Hampshire. Beginning from the date of the Merger, the Company is required to spend $285.4 million through March 31, 2013 in New Hampshire, of which the spend requirement was exceeded during fiscal year 2012.
(20) Subsequent Events
(a) February 2013 Refinancing
On February 14, 2013 (the “Refinancing Closing Date”), the Company refinanced the Old Credit Agreement Loans (the “Refinancing”). In connection with the Refinancing, the Company (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the “Notes”) in a private offering exempt from registration under the Securities Act pursuant to an indenture (the “Indenture”) that the Company entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the New Credit Agreement (as defined below) (the “Subsidiary Guarantors”) and U.S. Bank National Association, as trustee (in such capacity, the “Notes Trustee”) and collateral agent, and (ii) entered into a new credit agreement (the “New Credit Agreement”), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time (the “Lenders”) and Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “Administrative Agent”) and letter of credit issuer. The New Credit Agreement provides for a $75.0 million revolving credit facility (the ''New Revolving Facility'') and a $640.0 million term loan facility (the ''New Term Loan'' and, together with the New Revolving Facility, the ''New Credit Agreement Loans”). On the Refinancing Closing Date, the Company used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus an additional approximately $7.7 million of accrued interest and (ii) pay approximately $33.0 million of fees, expenses and other costs relating to the Refinancing.
The New Credit Agreement. In connection with the Refinancing, the Company entered into the New Credit Agreement, which provides for the $75.0 million New Revolving Facility and the $640.0 million New Term Loan. The New Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the New Term Loan and commitments under the New Revolving Facility may be increased by an aggregate amount of up to

$200.0 million, subject to certain terms and conditions specified in the New Credit Agreement. The New Term Loan will mature on February 14, 2019, and the New Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the New Credit Agreement.
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable rate. LIBOR is the per annum rate reported by Reuters for dollar deposits with an interest period of one, two, three or six months (at the Company's election) in the London interbank market, with a minimum LIBOR floor of 1.25% for the New Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable rate for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR, or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR, or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment after March 31, 2013 based on the Company's consolidated total leverage ratio, as defined in the New Credit Agreement. The Company is required to pay a per annum letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the New Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR, calculated on a quarterly basis and payable quarterly in arrears, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit, also calculated on a quarterly basis and payable quarterly in arrears, and the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of the letter of credit issuer. In addition, the Company is required to pay a per annum commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% after March 31, 2013 based on the Company's consolidated total leverage ratio, calculated on a quarterly basis and payable quarterly in arrears.
Security/Guarantors. All obligations under the New Credit Agreement, together with designated hedging obligations and cash management obligations incurred with a counterparty that was a Lender, an arranger or an affiliate of a Lender or an arranger at the time the applicable hedge agreement or cash management agreement was entered into, are unconditionally guaranteed on a senior secured basis by each of the Subsidiary Guarantors and secured by a first-priority lien on substantially all personal property of the Company and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes. The New Credit Agreement requires the Company, upon the formation or acquisition of any new direct or indirect subsidiary, unless such subsidiary is not a material subsidiary or is designated as an unrestricted subsidiary, as defined in the New Credit Agreement, to cause such subsidiary to become a guarantor and grant a first-priority lien on substantially all of its assets to secure the obligations under the New Credit Agreement and the designated hedging obligations and cash management obligations, subject to certain significant exceptions and limitations, including if such subsidiary is prohibited by applicable law from guaranteeing such obligations or providing any security for such obligations without the consent of a public utility commission, public service commission or similar agency or commission, the FCC or any other governmental authority having jurisdiction over such subsidiary or is subject to regulatory approvals or regulatory restrictions on borrowings or issuances of guaranties of debt for borrowed money or the granting of liens on its assets or equity interests.
Mandatory Repayments. The Company is required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, beginning June 30, 2013, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, subject to certain important exceptions and limitations set forth in the New Credit Agreement, amounts due under the New Credit Agreement are mandatorily repayable with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on the Company's consolidated total leverage ratio, of the Company's excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards in excess of a threshold amount per annum and subject to significant reinvestment rights and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments of the New Term Loan and mandatory prepayments of the New Term Loan resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement, in each case made on or prior to February 14, 2016, are required to be made at (i) 103.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015, and (iii) 101.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No prepayment premium is required to be paid with respect to any optional prepayment of the New Term Loan or any mandatory prepayment of the New Term Loan resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement, in each case made after February 14, 2016.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio, and (ii) a consolidated total leverage ratio. Each of these covenants are as defined in the New Credit Agreement and determined on a pro forma basis after giving effect to voluntary prepayments of debt, dispositions of material assets outside of the ordinary course of business and certain investments, including acquisitions permitted to be incurred under the New Credit Agreement. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that the Company and its subsidiaries may make in any fiscal year, subject to significant exceptions and carryover rights.
Events of Default. The New Credit Agreement also contains customary events of default for a transaction of this type.
The Notes. On the Refinancing Closing Date, the Company issued $300.0 million in aggregate principal amount of the Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of the Company and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of the Company and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the New Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013.
On or after February 15, 2016, the Company may redeem all or part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, to the applicable redemption date. At any time prior to February 15, 2016, the Company may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium as of, and accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to February 15, 2016, the Company may, on one or more occasions, redeem up to 35% of the original aggregate principal amount of the Notes, using net cash proceeds of certain qualified equity offerings, at a redemption price of 108.75% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the applicable redemption date.
The holders of the Notes have the ability to require the Company to repurchase all or any part of the Notes if the Company experiences certain kinds of changes in control or engage in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on the Company's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase the Company's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of the Company and certain of its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the Notes Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. In the case of a declaration of the acceleration of the Notes because an event of default has occurred as a result of a cross default on the Company or its subsidiaries' other specified debt, the declaration of acceleration of the Notes will be automatically annulled if the holders of all such other specified debt have rescinded the declaration of acceleration in respect of such other debt.
(b) Closing of Idaho Sale
Effective January 31, 2013, the Company completed the sale of the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group of Missoula, Montana for approximately $30 million in gross cash proceeds. The Company expects to record a gain on the sale during the quarter ended March 31, 2013; however, a preliminary estimate of the gain is not available at this time.

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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.
(b) Changes in Internal Control Over Financial Reporting
We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address previous material weaknesses and other deficiencies. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.
During the year ended December 31, 2012, our management completed the following improvements in internal control:

•	Improved income tax processes, resulting in remediation of the previously identified material weakness (as described below).

•	Began utilizing our enterprise resource planning ("ERP") system for the calculation of depreciation on assets which are in service in the ERP system.

•	Implemented additional bill review procedures related to contract-based billing for certain products to improve billing accuracy.
(c) Remediation of Material Weaknesses in Internal Control Over Financial Reporting
During the year ended December 31, 2012, our management completed corrective actions to remediate the material weakness identified in our 2011 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ending March 31, 2012, June 30, 2012 and September 30, 2012. Specifically, the following actions were taken with respect to the following identified material weakness:
Procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.
To resolve this issue, the following improvements were implemented:

•	Utilized KPMG to assist with the preparation and review of the income tax provision and related schedules.

•	Hired an experienced tax director to provide additional oversight and review over tax-related processes.

•	Accelerated the preparation of quarterly and year-end provisions and related schedules to allow more time for detailed reviews.

•	Increased automation of book and tax depreciation.

•	Increased involvement of accounting management in evaluation and determination of depreciation projections.
With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
See "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, each of which is incorporated herein by reference.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" included elsewhere in this Annual Report.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
The financial statements filed as part of this Annual Report are listed in the index to the financial statements under "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, which index to the financial statements is incorporated herein by reference.
(b) Exhibits
The exhibits filed as part of this Annual Report are listed in the index to exhibits found hereafter, which index to exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.

By:	/s/ Paul H. Sunu	Date:	March 7, 2013
Paul H. Sunu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul H. Sunu	Date:	March 7, 2013
Paul H. Sunu, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Ajay Sabherwal	Date:	March 7, 2013
Ajay Sabherwal, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John T. Hogshire	Date:	March 7, 2013
John T. Hogshire, Vice President and Controller
(Principal Accounting Officer)

By:	/s/ Dennis J. Austin	Date:	March 7, 2013
Dennis J. Austin, Director

By:	/s/ Peter C. Gingold	Date:	March 7, 2013
Peter C. Gingold, Director

By:	/s/ Edward D. Horowitz	Date:	March 7, 2013
Edward D. Horowitz, Chairman of the Board of Directors

By:	/s/ Michael J. Mahoney	Date:	March 7, 2013
Michael J. Mahoney, Director

By:	/s/ Michael K. Robinson	Date:	March 7, 2013
Michael K. Robinson, Director

By:	/s/ David L. Treadwell	Date:	March 7, 2013
David L. Treadwell, Director

By:	/s/ Wayne Wilson	Date:	March 7, 2013
Wayne Wilson, Director

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

4.4	Indenture, dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee. (21)

10.1
Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)

10.2
First Amendment to Credit Agreement, dated as of November 13, 2012, among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America, N.A., as administrative agent, and the lenders signatory thereto. (20)

10.3	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)

10.4
Security Agreement, dated as of January 24, 2011, among FairPoint Communications, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)

10.5
Continuing Guaranty, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)

10.6
Credit Agreement, dated as of February 14, 2013, among FairPoint Communications, Inc., the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. (21)

10.7
Pledge Agreement, dated as of February 14, 2013, made by the pledgors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent, for the benefit of certain secured parties. (21)

10.8	Security Agreement, dated as of February 14, 2013, by and among the Company, the subsidiaries of the Company party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (21)

10.9
Continuing Guaranty Agreement, dated as of February 14, 2013, made by and among the guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent, for the benefit of certain secured parties. (21)

10.10	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.11	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.12	Form of Director Indemnity Agreement.(4)

10.13	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)

10.14	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)

10.15	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon. †(7)

10.16	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn. †(7)

Exhibit No.	Description
10.17	Change in Control and Severance Agreement, dated as of July 19, 2010, by and between FairPoint and Ajay Sabherwal. †(6)

10.18	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint Communications, Inc. and Ajay Sabherwal. †*

10.19	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint Communications, Inc. and Shirley J. Linn. †*

10.20	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint Communications, Inc. and Peter G. Nixon. †*

10.21	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kathleen McLean. †(18)

10.22	Employment Agreement, made and entered into as of November 15, 2012, by and between FairPoint Communications, Inc. and Anthony A. Tomae. †*

10.23	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.24	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.25	FairPoint Communications, Inc. Incentive Recoupment Policy. †(19)

10.26	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)

10.27	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)

10.28	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)

10.29	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)

10.30	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)

10.31	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)

10.32	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)

10.33	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)

10.34	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics.(17)

14.2	FairPoint Code of Ethics for Financial Professionals.(13)

21	Subsidiaries of FairPoint.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

99.1	Order, dated January 13, 2011, Confirming Debtors' Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

Exhibit No.	Description

99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(14)

99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(15)

99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(16)

99.5	FairPoint Insider Trading Policy.(17)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2009.

(13)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(14)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(15)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

(16)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 27, 2008.

(17)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2010.

(18)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2011.

(19)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2012.

(20)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on November 13, 2012.

(21)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.