Form 10-Q
period 2013-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2013-05-07
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 3, 2013, there were 26,476,958 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q for our quarter ended March 31, 2013 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report, including the information in "Item 1A. Risk Factors", in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report") and the factors set forth below:

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

•
the effects of regulation, including changes in federal and state regulatory policies, procedures and mechanisms including but not limited to the availability and levels of regulatory support payments, and the remaining restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger (as defined herein) and the Plan (as defined in the notes to the condensed consolidated financial statements);

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

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome the impact of pricing pressures on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments related to accrued vested benefits under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

•
"FairPoint," the "Company," "we," "us" or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc., a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "Merger".

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	"Telecom Group" refers to FairPoint, exclusive of our acquired Northern New England operations.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Cash	$17,478	$23,203
Restricted cash	5,664	6,818
Accounts receivable (net of $18.8 million and $18.9 million allowance for doubtful accounts)	88,590	86,999
Prepaid expenses	16,062	20,128
Other current assets	3,981	4,219
Deferred income tax, net	16,236	16,376
Assets held for sale	—	12,549
Total current assets	148,011	170,292
Property, plant and equipment (net of $722.6 million and $642.1 million accumulated depreciation, respectively)	1,381,466	1,438,309
Intangible assets (net of $24.4 million and $21.6 million accumulated amortization, respectively)	114,203	116,992
Debt issue costs, net	7,491	1,111
Restricted cash	651	651
Other assets	4,697	5,006
Total assets	$1,656,519	$1,732,361

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$10,000
Current portion of capital lease obligations	1,235	1,220
Accounts payable	63,860	57,832
Claims payable and estimated claims accrual	1,182	1,282
Accrued interest payable	9,470	176
Other accrued liabilities	60,323	72,036
Liabilities held for sale	—	407
Total current liabilities	142,470	142,953
Capital lease obligations	1,143	1,470
Accrued pension obligations	208,702	203,537
Employee benefit obligations	631,426	619,108
Deferred income taxes	106,440	127,361
Other long-term liabilities	12,526	8,745
Long-term debt, net of current portion	914,501	947,000
Total long-term liabilities	1,874,738	1,907,221
Total liabilities	2,017,208	2,050,174
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,477,258 and 26,288,998 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	264	262
Additional paid-in capital	508,012	506,153
Retained deficit	(615,724)	(568,239)
Accumulated other comprehensive loss	(253,241)	(255,989)
Total stockholders’ deficit	(360,689)	(317,813)
Total liabilities and stockholders’ deficit	$1,656,519	$1,732,361

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2013 and 2012
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues	$235,469	$248,474
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	116,611	121,475
Selling, general and administrative expense, excluding depreciation and amortization	88,886	89,428
Depreciation and amortization	91,433	93,207
Reorganization related income	(163)	(1,392)
Total operating expenses	296,767	302,718
Loss from operations	(61,298)	(54,244)
Other income (expense):
Interest expense	(18,002)	(17,028)
Loss on debt refinancing	(6,787)	—
Other	425	302
Total other expense	(24,364)	(16,726)
Loss from continuing operations before income taxes	(85,662)	(70,970)
Income tax benefit	28,133	24,258
Loss from continuing operations	(57,529)	(46,712)
Gain on sale of discontinued operations, net of taxes	10,044	—
Net loss	$(47,485)	$(46,712)

Weighted average shares outstanding:
Basic	26,147	25,931
Diluted	26,147	25,931

Earnings (loss) per share, basic:
Continuing operations	$(2.20)	$(1.80)
Discontinued operations	0.38	—
Loss per share, basic	$(1.82)	$(1.80)

Earnings (loss) per share, diluted:
Continuing operations	$(2.20)	$(1.80)
Discontinued operations	0.38	—
Loss per share, diluted	$(1.82)	$(1.80)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2013 and 2012
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(47,485)	$(46,712)
Other comprehensive income, net of taxes:
Qualified pension and post-retirement healthcare plans (net of $0.6 million and $0.5 million tax expense, respectively)	2,748	2,070
Total other comprehensive income	2,748	2,070
Comprehensive loss	$(44,737)	$(44,642)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended March 31, 2013
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)
Net loss	—	—	—	(47,485)	—	(47,485)
Issuance of common stock	185	2	(2)	—	—	—
Exercise of stock options	3	—	17	—	—	17
Stock-based compensation expense	—	—	1,844	—	—	1,844
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	2,748	2,748
Balance at March 31, 2013	26,477	$264	$508,012	$(615,724)	$(253,241)	$(360,689)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(47,485)	$(46,712)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(21,428)	(24,373)
Provision for uncollectible revenue	2,489	(1,857)
Depreciation and amortization	91,433	93,207
Post-retirement healthcare	14,135	13,266
Qualified pension	5,884	(285)
Gain on sale of business	(16,774)	—
Loss on debt refinancing	6,787	—
Other non-cash items	938	64
Changes in assets and liabilities arising from operations:
Accounts receivable	(4,152)	4,060
Prepaid and other assets	3,342	2,982
Restricted cash	1,171	(6,643)
Accounts payable and accrued liabilities	(5,758)	7,935
Accrued interest payable	9,294	(6)
Other assets and liabilities, net	3,612	(230)
Reorganization adjustments:
Non-cash reorganization income	(180)	(1,855)
Claims payable and estimated claims accrual	80	(5,550)
Restricted cash - cash claims reserve	(17)	13,076
Total adjustments	90,856	93,791
Net cash provided by operating activities	43,371	47,079
Cash flows from investing activities:
Net capital additions	(29,910)	(26,257)
Proceeds from sale of business	30,315	—
Distributions from investments	421	338
Net cash provided by (used in) investing activities	826	(25,919)
Cash flows from financing activities:
Refinancing costs	(13,217)	—
Proceeds from issuance of long-term debt	920,590	—
Repayments of long-term debt	(957,000)	(2,500)
Restricted cash	—	111
Proceeds from exercise of stock options	17	—
Repayment of capital lease obligations	(312)	(326)
Net cash used in financing activities	(49,922)	(2,715)
Net change	(5,725)	18,445
Cash, beginning of period	23,203	17,350
Cash, end of period	$17,478	$35,795
Supplemental disclosure of cash flow information:
Reorganization costs paid	$228	$270
Non-cash settlement of claims payable	$—	$5,268

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over a ubiquitous, next-generation fiber network with more than 15,000 route miles (the "Next Generation Network") in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. FairPoint is the incumbent communications provider in the markets it serves, primarily rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of March 31, 2013, the Company's service territory spanned 17 states and operated with approximately 1.3 million access line equivalents in service, including approximately 330,000 broadband subscribers.
On October 26, 2009, the Company and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 ("Chapter 11") of the United States Code. These cases were jointly administered under the caption In re FairPoint Communications, Inc. (collectively, the "Chapter 11 Cases") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On January 24, 2011 (the "Effective Date"), the Company substantially consummated its reorganization through a series of transactions contemplated by its Third Amended Joint Plan of Reorganization Under Chapter 11 of the United States Code (as confirmed by the Bankruptcy Court, the "Plan").
Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated.
(2) Accounting Policies
(a) Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.
Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the depreciation and recoverability of property, plant and equipment, valuation of intangible assets, qualified pension and post-retirement healthcare plan assumptions, stock-based compensation and income taxes.
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), Internet and broadband services, Connect America Fund ("CAF") receipts and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") (or its similar agency) or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other LECs. These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association ("NECA") or by the individual company and approved by the Federal Communications Commission (the "FCC").
Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state PUCs' (intrastate) or the FCC's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. These rule changes impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools, and which prior to January 1, 2012 were based on costs, are now based on the CAF Phase I rules and will be based on CAF Phase II rules when those are put into effect (as more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Environment" included elsewhere in this Quarterly Report).
Long distance retail and wholesale services can be recurring due to coverage under an unlimited calling plan or usage sensitive. In either case, they are billed in arrears and recognized when earned. Data and Internet services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of March 31, 2013 and December 31, 2012, unearned revenue of $17.0 million and $18.3 million, respectively, was included in current other accrued liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. Once the ancillary special project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any over payments refunded to the customer as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV content and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its markets and recognizes revenues associated with these publications. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue is recognized as it is collected.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company is subject to retail service quality plans in the states of Maine, New Hampshire and Vermont for 2012 and Maine and Vermont for 2013, pursuant to which service quality index ("SQI") penalties are imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments are recorded as a reduction to revenue and to current other accrued liabilities on the consolidated balance sheets. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in the northern New England service territories of each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
Management makes estimated adjustments, as necessary, to revenue or accounts receivable for billing errors, including certain disputed amounts.
(c) Accounting for Income Taxes
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
FairPoint Communications files a consolidated income tax return with its subsidiaries. All intercompany tax transactions and accounts have been eliminated in consolidation.
(d) Business Segments
Management views its business of providing data, video and voice communication services to business, wholesale and residential customers as one reportable segment. The Company's services consist of retail and wholesale telecommunications and data services, including voice and HSD in 17 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(3) Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 related to disclosure of reclassifications out of accumulated other comprehensive income. This ASU requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. In addition, it also requires companies to report changes in accumulated other comprehensive income balances. This new guidance was to be applied prospectively and was effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company adopted this ASU during the quarter ended March 31, 2013 and it did not have a material impact on the Company's condensed consolidated financial statements.
(4) Dividends
The Company currently does not pay a dividend on its common stock and does not expect to pay dividends in the foreseeable future.
(5) Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three months ended March 31, 2013 and 2012 of $28.1 million and $24.3 million, respectively, which equates to an effective tax rate of 32.8% and 34.2%, respectively. For both the three months ended March 31, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes. In addition, the Company recorded deferred income tax expense for the three months ended March 31, 2013 of $6.7 million on the gain on sale of its Idaho-based operations on January 31, 2013, which is reported within discontinued operations in the statement of operations for the three months ended March 31, 2013.
Deferred Income Taxes
At March 31, 2013, the Company had gross federal NOL carryforwards of $172.3 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2022 to 2033. At March 31, 2013, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.3 million. At March 31, 2013, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At March 31, 2013 and December 31, 2012, the Company established a valuation allowance against its deferred tax assets of $195.8 million and $192.5 million, respectively, which consist of a $162.1 million and $159.5 million federal allowance, respectively, and a $33.7 million and $33.0 million state allowance, respectively. During the three months ended March 31, 2013, a decrease in the Company's valuation allowance of approximately $0.7 million was allocated to accumulated other comprehensive loss in the condensed consolidated balance sheet.
Unrecognized Tax Benefits. Unrecognized tax benefits are reserves established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $3.8 million as of March 31, 2013 and $3.8 million as of December 31, 2012. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2013 and 2012, the Company did not make any payment of interest and penalties. There was nothing accrued in the condensed consolidated balance sheets for the payment of interest and penalties at March 31, 2013 and December 31, 2012, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2008. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of March 31, 2013 and December 31, 2012, the Company does not have any significant additional jurisdictional tax audits.
(6) Long-Term Debt
Long-term debt for the Company at March 31, 2013 and December 31, 2012 is shown below (in thousands):

	March 31, 2013	December 31, 2012
New Term Loan, due 2019 (weighted average rate of 7.50%) (a)	$640,000	$—
Discount on New Term Loan (b)	(19,099)	—
Notes, 8.75%, due 2019 (c)	300,000	—
Old Term Loan, due 2016 (weighted average rate of 6.50%) (d)	—	957,000
Total long-term debt	920,901	957,000
Less: current portion	(6,400)	(10,000)
Total long-term debt, net of current portion	$914,501	$947,000

(a)
The estimated fair value of the Company's New Term Loan (as defined below) at March 31, 2013 was approximately $620.8 million based on market prices of the Company's debt securities at the respective balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)
The $19.4 million discount, at the date of distribution, on the New Term Loan (as defined below) will be amortized using the effective interest method over the term of the senior secured credit facility due 2019.

(c)
The estimated fair value of the Notes (as defined below) at March 31, 2013 was approximately $294.0 million based on market prices of the Company's debt securities at the respective balance sheet date, which falls within Level 2 of the fair value hierarchy.

(d)
The estimated fair value of the Old Term Loan (as defined below) at December 31, 2012 was approximately $929.5 million based on market prices of the Company's debt securities at the respective balance sheet date, which falls within Level 2 of the fair value hierarchy.

As of March 31, 2013 the Company had $61.7 million, net of $13.3 million of outstanding letters of credit, available for additional borrowing under the New Revolving Facility (as defined below). The Company also has a standby letter of credit facility at Bank of America, N.A. that supports certain letters of credit issued under the Old Revolving Facility (as defined below) that have not yet been transitioned to its New Revolving Facility (as defined below). This standby letter of credit facility at Bank of America, N.A. will be canceled once all of the letters of credit have been transitioned.

The approximate aggregate maturities of long-term debt, excluding the debt discount on the New Term Loan (as defined below), for each of the five years subsequent to March 31, 2013 and thereafter are as follows (in thousands):

Trailing twelve months ending March 31,	Balance Due
2014	$6,400
2015	6,400
2016	6,400
2017	6,400
2018	6,400
Thereafter	908,000
Total long-term debt, including current portion	$940,000
Refinancing
On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced the Old Credit Agreement Loans (as defined herein) (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the New Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent, and (ii) entered into a new credit agreement (the "New Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The New Credit Agreement provides for a $75.0 million revolving credit facility (the ''New Revolving Facility''), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the ''New Term Loan'' and, together with the New Revolving Facility, the ''New Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan (as defined herein), plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs relating to the Refinancing.
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
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment after March 31, 2013 based on FairPoint Communication's consolidated total leverage ratio, as defined in the New Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% after March 31, 2013 based on FairPoint Communication's consolidated total leverage ratio.
Security/Guarantors. All obligations under the New Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by each of the Subsidiary Guarantors and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.

Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, beginning June 30, 2013. In addition, amounts due under the New Credit Agreement are mandatorily repayable with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of March 31, 2013, FairPoint Communications was in compliance with all covenants under the New Credit Agreement.
Events of Default. The New Credit Agreement also contains customary events of default for a transaction of this type.
The Notes. On the Refinancing Closing Date, FairPoint Communications issued $300.0 million of the Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of FairPoint Communications and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the New Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013.
On or after February 15, 2016, FairPoint Communications may redeem all or part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, to the applicable redemption date. At any time prior to February 15, 2016, FairPoint Communications may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a "make-whole" premium as of, and accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to February 15, 2016, FairPoint Communications may, on one or more occasions, redeem up to 35% of the original aggregate principal amount of the Notes, using net cash proceeds of certain qualified equity offerings, at a redemption price of 108.75% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the applicable redemption date.
The holders of the Notes have the ability to require FairPoint Communications to repurchase all or any part of the Notes if FairPoint Communications experiences certain kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of FairPoint Communications and certain of its subsidiaries.
Old Credit Agreement
On the Effective Date, FairPoint Communications and FairPoint Logistics, Inc. (collectively, the "Old Credit Agreement Borrowers") entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan (the "Old Term Loan" and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). On the Effective Date, the Company paid to the lenders providing the Old Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Old Credit Agreement Loans accrued at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Old Term Loan or (b) a base rate plus 3.50% per annum, which base rate was equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) the applicable LIBOR plus 1.00%. In addition, the Company was required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Old Revolving Facility. The entire outstanding principal amount of the Old Credit Agreement Loans was to be due and payable five years after the Effective Date. The Old Credit Agreement required quarterly repayments of principal of the Old Term Loan after the first anniversary of the Effective Date. During 2012 and in the first quarter of 2013, prior to the Old Credit Agreement being retired, the Company made $43.0 million and $10.5 million, respectively, of principal payments on the Old Term Loan.
The Old Credit Agreement contained customary representations, warranties and affirmative and negative covenants. The Old Credit Agreement also contained minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. As of December 31, 2012, the Old Credit Agreement Borrowers were in compliance with all covenants under the Old Credit Agreement.
On February 14, 2013, the Company completed the Refinancing and paid all amounts outstanding under the Old Credit Agreement.
Debt Issue Costs
On February 14, 2013, the Company completed the Refinancing and capitalized $7.6 million of debt issue costs associated with the New Credit Agreement and Notes. These debt issue costs are being amortized over a weighted average life of 6.2 years using the effective interest method.
On the Effective Date, the Company entered into the Old Credit Agreement and capitalized $2.4 million of debt issue costs associated with the Old Credit Agreement. These debt issue costs were being amortized over a weighted average life of 3.7 years using the effective interest method. Upon the completion of the Refinancing, the balance of the Old Credit Agreement debt issue costs was written off.
As of March 31, 2013 and December 31, 2012, the Company had capitalized debt issue costs of $7.5 million and $1.1 million, respectively, net of amortization.
(7) Employee Benefit Plans
The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans, which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. The qualified pension plan and the post-retirement healthcare plan covering non-represented employees are frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in these plans. Participants in the qualified pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee's age and years of service. The Company makes contributions to the qualified pension plans to meet minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and has the ability to elect to make additional discretionary contributions. Payments of benefits under the post-retirement healthcare plans are funded by the Company as the benefits are paid.
Annually, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare plans.
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the three months ended March 31, 2013 and 2012 are presented below (in thousands).

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,638	$7,482	$4,096	$6,784
Interest cost	3,697	6,493	3,662	6,182
Expected return on plan assets	(3,170)	—	(3,279)	(8)
Amortization of actuarial loss	1,156	2,235	517	1,682
Plan settlement	—	—	356	—
Net periodic benefit cost	$6,321	$16,210	$5,352	$14,640
Contributions and Benefit Payments. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contained a pension funding stabilization provision, which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2013 minimum required qualified pension plan contribution is $7.4 million, which is significantly lower than it would have been in the absence of this stabilization provision. On September 25, 2012, the Company elected to defer use of the higher segment rates under the act until the first plan year beginning on or after January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Internal Revenue Code Section 436.
The Company expects to contribute approximately $15.0 million to its qualified pension plans in 2013, which includes the minimum required contribution amount required by the Pension Protection Act of 2006 in addition to discretionary contributions. No contributions to the qualified pension plans were made during the three months ended March 31, 2013. The Company expects to fund approximately $5.1 million in benefit payments to its post-retirement healthcare plans during fiscal year 2013, of which $0.9 million was funded during the three months ended March 31, 2013. Accordingly, during the remainder of fiscal year 2013, the Company expects to contribute approximately $15.0 million to its qualified pension plans and fund approximately $4.2 million in benefit payments to its post-retirement healthcare plans.
Return on Plan Assets. For the three months ended March 31, 2013 and 2012, the actual return on the pension plan assets were gains of approximately 3.8% and 5.7%, respectively. Net periodic benefit cost for 2013 assumes a weighted average annualized expected return on plan assets of approximately 7.6%. Should the Company's actual return on plan assets be lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its qualified pension plans.
(8) Accumulated Other Comprehensive Loss
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss (in thousands):

Three Months Ended March 31, 2013
Employee benefits:
Qualified pension plans' amortization of actuarial loss (a)	$1,156
Post-retirement healthcare plans' amortization of actuarial loss (a)	2,235
Total employee benefit amounts reclassified from accumulated other comprehensive loss	3,391
Tax expense	(643)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$2,748

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (7) "Employee Benefit Plans" for details.
(9) Earnings Per Share
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

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of common shares used for basic earnings per share (a)	26,147	25,931
Effect of potential dilutive shares (b)	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,147	25,931
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,349	4,916

(a)
Weighted average number of common shares used for basic earnings per share excludes 285,060 and 266,157 weighted average shares of non-vested restricted stock as of the three months ended March 31, 2013 and 2012, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three months ended March 31, 2013 and 2012, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. 2010 Long Term Incentive Plan.

(10) Stockholders' Deficit
At March 31, 2013, 37,500,000 shares of common stock were authorized and 26,477,258 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement that the Company entered into with the Bank of New York Mellon, as the warrant agent, on the Effective Date. The warrants may be exercised at any time on or before the seventh anniversary of the Effective Date.
(11) Assets Held for Sale and Discontinued Operations
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana for $30.3 million in gross cash proceeds. The closing of the transaction was completed on January 31, 2013. Eleven FairPoint employees joined the Blackfoot organization at closing. The Company recorded a gain, before $6.7 million of deferred taxes, of $16.8 million upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2013. Due to differences between the book and tax basis of the Idaho-based operations, the gain reported on the sale for income tax purposes will be $27.5 million.

The Idaho-based operations' assets and liabilities were classified as held for sale and were recorded as single line items in the current asset and current liability sections of the condensed consolidated balance sheet at December 31, 2012. A summary of assets and liabilities held for sale at December 31, 2012 is as follows (in thousands):

December 31, 2012

Assets held for sale:
Accounts receivable, net	$261
Prepaid expenses	37
Other current assets	3
Property, plant and equipment (net of $4.6 million accumulated depreciation)	6,441
Other assets	5,807
Total assets held for sale	$12,549

Liabilities held for sale:
Accounts payable	137
Other accrued liabilities	148
Other long-term liabilities	122
Total liabilities held for sale	$407
The operations of the Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the condensed consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013(a)	2012

Revenue	$674	$2,058
Income before income taxes	$477	$838

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.
(12) Commitments and Contingencies
(a) Leases
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.
(b) Legal Proceedings
From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company's management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. Notwithstanding that the Company emerged from Chapter 11 protection on the Effective Date, one of the Chapter 11 Cases (Northern New England Telephone Operations LLC - Case No. 09-16365) remains open.
(c) Service Quality Penalties
The Company's Northern New England operations are, or in the case of New Hampshire, were, subject to certain retail service quality plans in Maine, New Hampshire and Vermont pursuant to which the Company incurs SQI penalties resulting from the Company's failure to meet certain benchmarks for operating performance metrics set forth in the respective plans. The retail service quality plan in New Hampshire was eliminated effective August 10, 2012. Penalties resulting from these commitments are recorded as a reduction to revenue. The certain regulatory approvals relating to the Chapter 11 Cases and the Plan and certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a "Merger Order", and collectively, the "Merger Orders") or subsequent regulation plan in each state provide that any SQI penalties assessed under the plans be paid by the Company in the form of credits applied to retail customer bills. However, as the result of separate orders in New Hampshire and Vermont issued in 2012, certain previously assessed SQI penalties in each respective state may be used for expansion of broadband services to unserved and underserved areas in those states as described below.
As of March 31, 2013 and December 31, 2012, the Company has an estimated liability of $1.9 million and $2.1 million, respectively, for SQI penalties based on the Company's actual results relative to the benchmarks for the operating performance metrics set forth in the respective retail service quality plans. As of March 31, 2013 and December 31, 2012, the liability is located in other accrued liabilities.
For the plan year ended July 31, 2012, the Company incurred $1.7 million in Maine SQI penalties, which are being issued in the form of credits applied to retail customers' bills in the amount of $0.48 per access line per month over the twelve months beginning in December 2012.
During the quarter ended March 31, 2012, the Vermont Public Service Board ("VPSB") approved the Company's request to use $2.5 million of the SQI penalties incurred under the Vermont retail service quality plan to deploy broadband into unserved areas. At that time, these SQI penalties were reclassified from the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") to other accrued liabilities.
In New Hampshire, as the result of a New Hampshire PUC ("NHPUC") recommendation and the approval by the governor and executive council of New Hampshire of a certain broadband expansion agreement, the Company received authorization to move forward with the next phase of developing a detailed engineering plan for use of $2.8 million in SQI penalties incurred under the New Hampshire retail service quality plan, together with another $0.5 million of Company funds, to build out broadband connections to customers in rural areas beyond the commitments made in New Hampshire's Merger Order. On January 29, 2013, the NHPUC approved the Company's detailed engineering plan in its entirety. At December 31, 2012, these SQI penalties were reclassified from the Claims Reserve to other accrued liabilities given the NHPUC's subsequent approval to utilize these penalties for an alternative use.
Based on the Company's current estimate of its SQI penalties in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Increase (decrease) in liability recorded as a reduction (increase) to revenue	$142	$(1,088)
SQI penalties paid out in the form of customer rebates	$(345)	$—
(d) Performance Assurance Plan Credits
As part of the Merger Orders, the Company adopted a PAP that measures the Company's performance in the provision of wholesale services to CLECs in the northern New England service territories of Maine, New Hampshire and Vermont. Penalties resulting from failure to meet the specified performance standards as defined in the provisions of the separate plans in each state are recorded as a reduction to revenue and, in general, are issued in the form of credits applied to affected CLEC bills. However, as a result of a Vermont order in 2012, certain previously assessed PAP penalties in Vermont will be used for expansion of broadband services to unserved areas of Vermont.
As of March 31, 2013 and December 31, 2012, the Company has recorded a reserve of $1.0 million and $1.4 million, respectively, for the estimated amount of PAP penalties incurred that have not yet been credited to CLECs. Penalties assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. Penalties for Vermont are recorded as other accrued liabilities since a significant portion of these penalty amounts are paid to the VUSF, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
During the quarter ended March 31, 2012, the VPSB approved the Company's request to use $4.1 million of certain accrued PAP penalties to deploy broadband into unserved areas. At that time, these accrued PAP penalties were reclassified from the Claims Reserve to other accrued liabilities.
Based on the Company's current estimate of its PAP credits in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Increase (decrease) in estimated reserve recorded as a reduction (increase) to revenue	$1,601	$205
PAP credits issued	$(2,084)	$(588)
During early 2011, the NHPUC ordered an audit of the Company's existing PAP in the state of New Hampshire, which commenced in October 2011 and is ongoing. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine PUC and the VPSB, respectively.
(e) Restricted Cash
As of March 31, 2013, the Company had $6.3 million of restricted cash, of which $0.7 million is reserved for payment of outstanding bankruptcy claims (the "Cash Claims Reserve"), $1.8 million is reserved for broadband build-out in Vermont, $3.2 million is reserved for broadband build-out in New Hampshire and $0.6 million is restricted for other purposes.
During the three months ended March 31, 2013, there was little activity in the Cash Claims Reserve. During the three months ended March 31, 2013, $1.0 million of restricted cash reserved for broadband build-out in Vermont was utilized and $0.1 million of restricted cash reserved for broadband build-out in New Hampshire was utilized. For further information on the establishment of restricted funds set aside for broadband build-out in Vermont and New Hampshire, see "—(c) Service Quality Penalties" and "—(d) Performance Assurance Plan Credits" herein.
(f) Magnitude of Bankruptcy Claims
Claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. As of May 2, 2013, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $10.1 million of these claims have been withdrawn by the respective creditors and $5.5 million of these claims remain open.
(g) Capital Expenditure Obligations
Under a regulatory settlement in New Hampshire, the Company is required to make certain capital expenditures in New Hampshire. Beginning from the date of the Merger, the Company is required to spend $285.4 million through March 31, 2013 in New Hampshire. This spend requirement was exceeded during fiscal year 2012.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" contained elsewhere in this Quarterly Report and in the 2012 Annual Report, respectively, and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in nine sections:
•Overview
•February 2013 Refinancing
•Regulatory Environment
•Basis of Presentation
•Results of Operations
•Off-Balance Sheet Arrangements
•Critical Accounting Policies
•New Accounting Standards
•Liquidity and Capital Resources

Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.3 million access line equivalents, including approximately 330,000 broadband subscribers, in service as of March 31, 2013.
We own and operate the Next Generation Network in the northern New England states of Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of March 31, 2013, we provide cellular transport, also known as backhaul, through over 900 mobile Ethernet backhaul connections. We have fiber connectivity to more than 900 cellular telecommunications towers in our service footprint.
Evolution of our Business
Access lines have historically been an important element of our business. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and voice over IP ("VoIP"), and challenging economic conditions. Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages including video and other value added services.
Over the past few years, we have made significant capital investments in our Next Generation Network to expand our business service offerings to meet the growing data needs of our customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, within the last couple of years, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers. These advanced data services are our flagship product and are laying the foundation not only for new business but also for additional IP-based voice services in the future.
Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. Our extensive fiber network, with over 15,000 route miles, including over 900 cellular telecommunications towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cellular telecommunications towers.
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
February 2013 Refinancing
On February 14, 2013, the Refinancing Closing Date, we completed the Refinancing of the Old Credit Agreement Loans. In connection with the Refinancing, we (i) issued $300.0 million of Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture that we entered into on the Refinancing Closing Date and (ii) entered into the New Credit Agreement, dated as of the Refinancing Closing Date. The New Credit Agreement provides for the $75.0 million New Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million New Term Loan. On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Liquidity and Capital Resources" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.

Regulatory Environment
We are subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent those carriers provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996, which amended the Communications Act of 1934 (the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
We are required to comply with the Communications Act which requires, among other things, that telecommunications carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
The FCC's CAF/ICC Order (as defined herein and sometimes referred to in the industry as the "Transformation Order") modified regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC eliminated the rural/non-rural distinction among incumbent local exchange carriers ("ILECs") and treats ILECs as either price cap or rate-of-return. Under the new rules, effective January 1, 2012, all of our ILECs are treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. However, the Telecom Group rate-of-return companies continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs, including capping all state originating and terminating switched access charges and reducing state switched access charges beginning July 1, 2012, in a two-year transition to make state switched access charges equal to interstate switched access charges. Following this two-year transition and starting July 1, 2014, all terminating usage rates will transition to zero over the following four to seven years.
Overview of FCC Order to Reform Universal Service and Intercarrier Compensation
On March 16, 2010, the FCC submitted the National Broadband Plan ("NBP") to the United States Congress. The NBP is a plan to bring high-speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved and to address changes to interstate access charges and other forms of intercarrier compensation ("ICC").
On November 18, 2011, the FCC released its comprehensive and landmark order to modify the nationwide system of universal support and the ICC system (referred to hereafter as the "CAF/ICC Order"). In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The intent of the CAF is to bring high-speed affordable broadband services to all Americans. The CAF/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for exchanging traffic, gradually phasing down these charges.
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II reverse auction rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. It is not known what decisions will be made on these issues or how they may impact us. In general, CAF Phase I is interim support provided to price cap carriers during the period in which the FCC establishes its permanent CAF funding rules for CAF Phase II. CAF Phase I includes certain support structures, including frozen support and optional incremental support. CAF Phase I will continue until CAF Phase II is implemented, which is dependent on how long it takes the FCC to complete its CAF Phase II proceedings.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we received monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013 we will need to spend one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." Should we continue to receive CAF Phase I frozen support in 2014 and 2015, this spend obligation will increase to two-thirds and 100%, respectively. We have filed a petition with the FCC for a partial waiver of the spending obligations, but do not know when, or if, the FCC will act on the petition.
Pursuant to the revised CAF programs, during 2012, we were offered $4.8 million of one-time funding under the FCC's CAF Phase I incremental support program. Under this program, we can use some or all of this support subject to certain restrictions. We notified the FCC that we accepted $2.0 million of CAF Phase I incremental support funding, which will primarily be used in Vermont. On September 10, 2012, we filed a petition, which is still pending, with the FCC asking it to waive its rules to allow us to use the remaining $2.8 million of CAF Phase I incremental support funding to bring high-speed broadband services to 697 customer locations in the state of Maine. The FCC is considering whether to offer additional CAF Phase I incremental support during 2013 or whether to include the funding amount in its CAF Phase II program. We do not know when the FCC will act on this consideration.
FCC New Rules for ICC System. The CAF/ICC Order reforms rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The new rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC establishes a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC requires carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which is the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue is used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP") which significantly reduced FairPoint's exposure to retail SQI penalties from $10.5 million to $1.65 million. Additionally, the RSQP and related SQI penalties may be eliminated in Vermont as early as March 31, 2013 if we achieve certain retail service metrics. We believe the IRP and RSQP should allow our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate.
Recent Legislation for Maine and New Hampshire
During the middle of fiscal year 2012, legislation was enacted into law in both Maine and New Hampshire, which decreases the scope of retail telecommunications regulation for us, eliminating many of the state-specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace.
Effective August 10, 2012, the New Hampshire legislation was enacted in its Session Laws of 2012, Chapter 177 (known as Senate Bill 48) ("SB 48"). SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially levels the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the NHPUC has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to:

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
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, decreased from $12.5 million to $2.0 million and, beginning in August 1, 2013, we will have pricing discretion with respect to existing and new telecommunications services other than POLR services.
In this new retail regulatory environment, rules relating to ELECs in New Hampshire and POLR services in Maine are either untested or still being created. There is some risk that state regulators will seek to increase their scope of regulations.
We estimate that these significant changes in both federal and state regulation did not have a material impact through March 31, 2013 and will not have a material impact in 2013. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Furthermore, the Maine Public Utilities Commission ("MPUC") issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013, April 14, 2014 and April 14, 2015 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85%, 87% and 90%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. In our filing on April 5, 2013, we stated that directives in the Show Cause Order are based on the unfounded assumption that the Maine Supreme Judicial Court sitting as the Law Court has upheld a determination by the MPUC in the calculation order issued on January 11, 2012 (the "Calculation Order") "that a line may only be counted as an 'addressable' line in the numerator if it is capable of achieving an upload speed of 512 kilobits per second and a download speed of 1.5 megabits per second" even if that line is served by the legacy Asynchronous Transfer Mode ("ATM") network we acquired from Verizon. Our response demonstrated that (1) there is no basis in law or fact for the assumption that this speed requirement applies to lines on the legacy ATM network and (2) no determination regarding any such assumption has been lawfully made by the MPUC in the Calculation Order or elsewhere, or upheld by the Law Court. Furthermore, the parties to the Chapter 11 related Maine regulatory settlement, dated February 9, 2010, upon which the assumption purports to rest, never considered such a project and the parties never presented such a project to the Bankruptcy Court or the MPUC for approval. We do not know when the MPUC might act, if at all, on our response or what the outcome of any MPUC action might be. If the assumption reflected in the Show Cause Order were to prevail in any manner, it may have a significant impact on current and future capital expenditures of the Company.
Basis of Presentation
We view our business of providing data, voice and communication services to business, wholesale and residential customers as one reportable segment.
Beginning in the second quarter of 2012, we reclassified certain revenues from voice services revenues to data and Internet services revenues to more accurately reflect the underlying service provided. For comparative purposes, we have reclassified the prior periods to be consistent with the current period presentation.

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended March 31,
	2013	2012
Revenues:
Voice services	$103,717	$114,777
Access	81,632	86,823
Data and Internet services	38,174	33,332
Other	11,946	13,542
Total revenues	235,469	248,474
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	116,611	121,475
Selling, general and administrative expense, excluding depreciation and amortization	88,886	89,428
Depreciation and amortization	91,433	93,207
Reorganization related income	(163)	(1,392)
Total operating expenses	296,767	302,718
Loss from operations	(61,298)	(54,244)
Other income (expense):
Interest expense	(18,002)	(17,028)
Loss on debt refinancing	(6,787)	—
Other	425	302
Total other expense	(24,364)	(16,726)
Loss before income taxes	(85,662)	(70,970)
Income tax benefit	28,133	24,258
Loss from continuing operations	(57,529)	(46,712)
Gain on sale of discontinued operations, net of tax	10,044	—
Net loss	$(47,485)	$(46,712)

Access line equivalents (1):
Residential	568,594	631,724
Business	295,834	309,078
Wholesale	63,068	72,233
Total voice access lines	927,496	1,013,035
Broadband subscribers	330,082	318,510
Total access line equivalents	1,257,578	1,331,545

(1)
In August 2012, we divested our pay phone operations in our northern New England footprint and are in the process of transitioning these pay phone stations to the buyer. The Company currently retains access lines for any pay phone stations the buyer continues to operate. In addition, on January 31, 2013, we completed the sale of our Idaho-based operations. Individually and in aggregate, the operations of these divestitures are immaterial to our financial results and, therefore, have not been segregated as discontinued operations in the statements of operations. At March 31, 2013, excluding all access lines equivalents associated with these divestitures on a pro forma basis, we would have had 1,256,097 access line equivalents, which included 568,594 residential, 294,353 business and 63,068 wholesale voice access lines and 330,082 broadband subscribers. At March 31, 2012, excluding these divestitures on a pro forma basis, we would have had 1,321,310 access line equivalents, which included 629,329 residential, 302,524 business and 72,233 wholesale voice access lines and 317,224 broadband subscribers.

Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. As of March 31, 2013 and 2012, voice access lines in service decreased 8.4% and 8.1% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Excluding divestitures, on a pro forma basis, March 31, 2013 and 2012 voice access lines in services would have declined 7.8% and 8.1% year-over-year, respectively. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We were subject to retail service quality plans in the states of Maine, New Hampshire and Vermont for the three months ended March 31, 2012 and, for the three months ended March 31, 2013, are still subject to retail service quality penalties in Maine and Vermont, pursuant to which we incur SQI penalties resulting from any failure to meet the requirements of the respective plans. In New Hampshire, the retail service quality plan was eliminated by SB 48 effective August 10, 2012, thereby extinguishing our exposure to SQI penalties in that state. Penalties resulting from these commitments are recorded as a reduction to local voice services revenues and, due to recent deregulation legislation, our maximum exposure to SQI penalties has been or will be reduced. Under the Maine Deregulation Legislation enacted in August 2012, our maximum exposure to annual SQI penalties in Maine was reduced from $12.5 million to $2.0 million beginning with Maine's fiscal year ending July 31, 2013. In addition, effective April 2011, the maximum annual exposure under the Vermont retail service quality plan was reduced from $10.5 million to $1.65 million and may be eliminated as early as March 31, 2013 if we achieve certain retail service quality metrics. For additional information on our SQI penalties, see note (12) "Commitments and Contingencies" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
We adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. In 2012, a majority of the penalty credits resulting from these commitments is recorded as a reduction to local voice services revenues with a small portion recorded to access revenues. However, as our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have followed and are now being recorded to access revenues. We expect this trend to continue and the impact of penalty credits to voice services revenues to decrease. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont. During each of the three months ended March 31, 2013 and 2012, local voice services revenues were reduced by $0.2 million as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. For additional information on our PAP penalties, see note (12) "Commitments and Contingencies" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas through CAF Phase I frozen support. We expect to receive the same level of CAF Phase I frozen support revenue in 2013, plus or minus small adjustments recorded during the respective quarters, until the FCC completes its proceedings to adopt a CAF cost model and develops CAF Phase II for our operating areas. Timing of when these FCC proceedings will be completed or whether we will accept or refuse any funding under the CAF Phase II support programs due to the cost of our obligations associated with the funding is unknown. For the three months ended March 31, 2013 and 2012, we recognized $3.3 million and $3.5 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program.

	Three Months Ended
	March 31, 2013
(in millions)	Increase (Decrease)%
Local voice services revenues, excluding:	$(8.0)
(Increase) decrease in accrual of SQI penalties (1)	(1.2)
Decrease in high-cost loop credits to customers (2)	0.6
Divestiture of Idaho-based operations	(0.5)
Long distance services revenues	(2.0)
Total change in voice services revenues	$(11.1)	(10)%

(1)
In the first quarter of 2012, a $1.6 million reversal of SQI penalties was a large contributor to the $1.1 million net increase to local voice services revenues. During the same period of 2013, SQI penalties resulted in a decrease to local voice services revenues of $0.1 million.

(2)
In 2012, the VPSB and the MPUC each approved a tariff change whereby we are no longer required to provide high-cost loop credits to customers. For the three months ended March 31, 2012, we recognized a reduction to local voice services revenues related to high-cost loop credits remitted to customers of $0.6 million.

Access Revenues
We receive revenues for the provision of network access through carrier Ethernet based products and legacy access products to end user customers and long distance and other competing carriers who use our local exchange facilities to provide interexchange services to their customers. Network access can be provided to carriers and end users that buy dedicated local and interexchange capacity to support their private networks (i.e. special access) or it can be derived from fixed and usage-based charges paid by carriers for access to our local network (i.e. switched access).
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration; however, with the increasing need for bandwidth, including cellular backhaul, demand for carrier Ethernet based products is expected to increase over time. Our extensive fiber network, with over 15,000 route miles, including over 900 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections. We will also construct new fiber routes to cellular telecommunications towers when the business case presents itself.
As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. As our wholesale business shifts from UNEs to access-driven services, a majority of penalty credits have transitioned in the same manner and are now being recorded to access revenues instead of voice services revenues. We expect this trend to continue and the impact of penalty credits to access revenues to increase. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont.

	Three Months Ended
	March 31, 2013
(in millions)	Increase (Decrease)%
Carrier Ethernet services (1)	$1.9
Increase in accrual of PAP penalties (2)	(1.4)
Divestiture of Idaho-based operations	(0.7)
Legacy access services (3)	(5.0)
Total change in access revenues	$(5.2)	(6)%

(1)
We offer carrier Ethernet services throughout our market to our wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of March 31, 2013, we provide cellular transport through over 900 mobile Ethernet backhaul connections on our Next Generation Network, which has grown significantly over the last two years.

(2)
During the three months ended March 31, 2013, access services revenues were reduced by $1.4 million as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. The impact of PAP penalties on access revenues to the three months ended March 31, 2012 was negligible, given that a majority of these penalties were recorded to voice services revenues in fiscal year 2012. For additional information on our PAP penalties, see note (12) "Commitments and Contingencies" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.

(3)	Legacy access services includes products such as DS1, DS3, frame relay, ATM and private line.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through digital subscriber line ("DSL") technology, fiber-to-the-home technology, retail Ethernet, dedicated T-1 connections, Internet dial-up, high-speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. From March 31, 2012 to March 31, 2013, we grew broadband subscribers by 3.6% and added more than 11,500 subscribers as penetration reached 35.6% of voice access lines at March 31, 2013 from 31.4% at March 31, 2012. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.

	Three Months Ended
	March 31, 2013
(in millions)	Increase (Decrease)%
Retail Ethernet services (1)	$2.2
Other data and Internet technology based services	2.6
Total change in data and Internet services revenues	$4.8	15%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. In the three months ended March 31, 2013 and 2012, respectively, we recognized $6.0 million and $3.8 million of retail Ethernet revenues from our Next Generation Network.

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

	Three Months Ended
	March 31, 2013
(in millions)	Increase (Decrease)%
Special purpose projects (1)	$(0.8)
Late payment fees (2)	(1.2)
Other (3)	0.4
Total change in other services revenues	$(1.6)	(12)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock-based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect cost of services and sales to decrease as voice access lines decline and we continue to make operational improvements and align our human resources with the changing telecommunications landscape.

	Three Months Ended
	March 31, 2013
(in millions)	Increase (Decrease)%
Access expense (1)	$(4.4)
Employee expense (2)	(1.6)
Severance expense (3)	(1.1)
Other	2.2
Total change in cost of services and sales	$(4.9)	(4)%

(1)	Decrease in 2013 access expense is primarily attributable to increased usage of our IP infrastructure, which has enabled us to significantly reduce the associated costs of utilizing other carriers.

(2)	For the three months ended March 31, 2013 and 2012, we recognized $54.9 million and $56.5 million of employee expense, respectively.

(3)	For the three months ended March 31, 2013 and 2012, we recognized $0.5 million and $1.6 million of severance expense, respectively.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock-based compensation) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect our SG&A expense to increase primarily as a result of our increasing qualified pension and post-retirement healthcare obligations.

	Three Months Ended
	March 31, 2013
(in millions)	Increase (Decrease)%
Bad debt expense (1)	$4.3
Contracted services (2)	(4.0)
Post-retirement healthcare expense (3)	1.2
Pension expense (4)	0.8
Employee expense (5)	1.0
Severance expense (6)	(1.1)
Other	(2.7)
Total change in SG&A expense	$(0.5)	(1)%

(1)
The increase in 2013 bad debt expense is primarily due to settlements with wholesale carriers and an improvement in accounts receivable aging realized during the first quarter of 2012. For the three months ended March 31, 2013 and 2012, we recognized $2.5 million bad debt expense and $1.8 million benefit from the reversal of bad debt expense, respectively.

(2)
The decrease in 2013 contracted services is primarily attributable to reductions in consulting fees and the use of contract labor associated with our process improvements. For the three months ended March 31, 2013 and 2012, we recognized $5.3 million and $9.3 million of contracted services, respectively.

(3)
Increase in 2013 post-retirement healthcare net periodic benefit cost is primarily attributable to (i) an increase in service cost resulting from a reduction of approximately 46 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2012 compared to December 31, 2011; and (ii) an increase in amortization of actuarial losses resulting from higher unamortized actuarial losses being accrued in accumulated other comprehensive loss at December 31, 2012 compared to December 31, 2011.

(4)
Increase in 2013 qualified pension net periodic benefit cost is primarily attributable to (i) an increase in service cost resulting from a reduction of approximately 54 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2012 compared to December 31, 2011; and (ii) an increase in amortization of actuarial losses resulting from higher unamortized actuarial losses being accrued in accumulated other comprehensive loss at December 31, 2012 compared to December 31, 2011.

(5)
For the three months ended March 31, 2013 and 2012, we recognized $34.0 million and $33.0 million of employee expense, respectively. The increase in the first quarter of 2013 is primarily attributable to employee benefits.

(6)	For the three months ended March 31, 2013 and 2012, we recognized $0.2 million and $1.3 million of severance expense, respectively.
Depreciation and Amortization
Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. We expect to reduce our capital expenditures in the upcoming years, which will likely reduce or stabilize our depreciation expense. We expect amortization expense to remain consistent throughout the remainder of our intangible assets' useful lives.
For the three months ended March 31, 2013 and 2012, we recognized $88.6 million and $90.4 million of depreciation expense, respectively. For each of the three months ended March 31, 2013 and 2012, we recognized $2.8 million of amortization expense.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the Claims Reserve. As of March 31, 2013, the Claims Reserve has a balance of $1.2 million.
Interest Expense

	Three Months Ended March 31,
(in millions)	2013	2012
New Credit Agreement Loans	$6.4	$—
Senior Notes	3.3	—
Old Credit Agreement Loans	7.7	16.8
Amortization of debt issue costs	0.2	0.2
Amortization of debt discount	0.3	—
Other interest expense	0.1	—
Total interest expense	$18.0	$17.0
Interest expense increased $1.0 million (6%) in the three months ended March 31, 2013 as compared to the same period in 2012.
The increase in interest expense is primarily attributable to the increase in interest rates and the debt discount on the New Term Loan as a result of the Refinancing, partially offset by a lower weighted average long-term debt outstanding during the first quarter of 2013 as compared to the first quarter of 2012. Interest on borrowings under the Old Credit Agreement Loans accrued at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Old Credit Agreement Loans accrued interest at 6.50%. During the first quarter of 2012, the Old Credit Agreement Loans had an outstanding balance of $1.0 billion, taking into consideration the regularly scheduled $2.5 million repayment on March, 31, 2012. During the first half of the first quarter of 2013, the Old Credit Agreement Loans had an outstanding weighted average balance of $952.3 million, taking into consideration $10.5 million of prepayments made during this period. On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the New Credit Agreement Loans, which include the $640.0 million New Term Loan outstanding and the undrawn $75.0 million New Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the New Term Loan accrued interest at 7.50% during the first quarter of 2013. In addition, the New Term Loan was issued at a $19.4 million discount, which will be amortized using the effective interest method.
For further information regarding the New Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein.

Loss on Debt Refinancing
On February 14, 2013, we completed the Refinancing and paid all amounts outstanding under the Old Credit Agreement. In connection with this Refinancing, we incurred $5.6 million in related fees and wrote off $1.2 million of debt issue costs and other prepayments related to the Old Credit Agreement.
Other Income
During the three months ended March 31, 2013 and 2012, respectively, we recognized $0.5 million and $0.3 million of other income, net. Other income includes non-operating gains and losses such as those incurred on sale or disposal of assets.
Income Taxes
The effective income tax rate on the loss from continuing operations for the three months ended March 31, 2013 and 2012 was a 32.8% benefit and a 34.2% benefit, respectively. For both the three months ended March 31, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot for $30.3 million in cash. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of deferred taxes, of $16.8 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2013.
Details of our Idaho-based operations' operating results are included in note (11) "Assets Held for Sale and Discontinued Operations" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of March 31, 2013, we had approximately $13.3 million in outstanding standby letters of credit under the New Revolving Facility. We also have a standby letter of credit facility at Bank of America, N.A. that supports certain letters of credit issued under the Old Revolving Facility that have not yet been transitioned to our New Revolving Facility. This standby letter of credit facility at Bank of America, N.A. will be canceled once all of the letters of credit under the Old Revolving Facility have been transitioned.
We do not have any other off-balance sheet arrangements.
Critical Accounting Policies
Our critical accounting policies are as follows:
•Revenue recognition;
•Allowance for doubtful accounts;
•Accounting for qualified pension and other post-retirement healthcare benefits;
•Accounting for income taxes;
•Depreciation of property, plant and equipment;
•Stock-based compensation; and
•Valuation of long-lived assets.
There have been no material changes to our critical accounting policies described in our 2012 Annual Report.
New Accounting Standards
In February 2013, the FASB issued ASU 2013-02 related to disclosure of reclassifications out of accumulated other comprehensive income. This ASU requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. In addition, it also requires companies to report changes in accumulated other comprehensive income balances. This new guidance was to be applied prospectively and was effective for interim and annual periods beginning after

December 15, 2012, with early adoption permitted. We adopted this ASU during the quarter ended March 31, 2013 and it did not have a material impact on our consolidated financial statements.
Liquidity and Capital Resources
Overview
Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the New Revolving Facility. Our short- and long-term liquidity needs arise primarily from:

(i)	interest and principal payments on our indebtedness;

(ii)	capital expenditures;

(iii)	working capital requirements as may be needed to support and grow our business; and

(iv)	contributions to our qualified pension plan and payments under our post-retirement healthcare plans.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our New Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We expect to be in compliance with the maintenance covenants contained in the New Credit Agreement for 2013.
Cash Flows
Cash and cash equivalents at March 31, 2013 totaled $17.5 million compared to $23.2 million at December 31, 2012, excluding restricted cash of $6.3 million and $7.5 million, respectively. During the three months ended March 31, 2013, cash outflows were largely associated with the Refinancing and $29.9 million of capital expenditures, a majority of which was offset by $30.3 million in proceeds from the sale of our Idaho-based operations and cash flows from operations of $43.4 million.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended March 31,
Net cash flows provided by (used in):	2013	2012
Operating activities	$43.4	$47.1
Investing activities	0.8	(25.9)
Financing activities	(49.9)	(2.7)
Net increase (decrease) in cash	$(5.7)	$18.4
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the three months ended March 31, 2013 decreased $3.7 million as compared to the same period in 2012. Net cash provided by operating activities for the three months ended March 31, 2012 includes payment of $5.6 million in claims of the Company as of and prior to the Effective Date (the "Predecessor Company"), of which $3.0 million of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. Accordingly, $2.6 million of cash on hand was used to pay claims of the Predecessor Company during the three months ended March 31, 2012. During the three months ended March 31, 2012, $4.8 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand.
In addition, during the first quarter of 2012, $5.3 million of the Cash Claims Reserve was reclassified to another restricted cash account in conjunction with the VPSB's approval of our request to use these funds to deploy broadband in unserved areas of Vermont. This reclassification had no impact on cash provided by operating activities.
Investing activities. Net cash provided by investing activities for the three months ended March 31, 2013 increased $26.7 million as compared to the same period in 2012. This increase is driven by the sale of our Idaho-based operations during the first quarter of 2013 for $30.3 million in cash proceeds. Capital expenditures were $29.9 million and $26.3 million for the three months ended March 31, 2013 and 2012, respectively.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2013 increased $47.2 million as compared to the same period in 2012. This increase is largely attributable to the Refinancing, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the New Credit Agreement including the $640.0 million New Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan, and approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Debt" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. During the quarter ended March 31, 2012, we paid $2.5 million of principal outstanding on the Old Term Loan.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the three months ended March 31, 2013, we funded benefit payments of $0.9 million under our post-retirement healthcare plans. No contributions were made to our company-sponsored qualified pension plans during the three months ended March 31, 2013.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, our 2013 minimum required pension plan contribution is $7.4 million, which is lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term required contributions will be less than they otherwise would have been and will increase in the medium to long-term.
On September 25, 2012, we elected to defer use of the higher segment rates under this act until the first plan year beginning on or after January 1, 2013 solely for determination of the AFTAP used to determine benefit restrictions under Section 436 of the Code.
In 2013, we expect to contribute approximately $15.0 million, which includes the $7.4 million minimum required contribution amount required by the Pension Protection Act of 2006 in addition to discretionary contributions, to our qualified pension plans and we expect to fund approximately $5.1 million in benefit payments under our post-retirement healthcare plans.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the first three months of 2013, our capital expenditures totaled $29.9 million compared to $26.3 million during the same period in 2012. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under our New Revolving Facility).
Debt
The New Credit Agreement. In connection with the Refinancing, we entered into the New Credit Agreement, which provides for the $75.0 million New Revolving Facility, including a sub-facility for the issuance of $40.0 million in letters of credit, and the $640.0 million New Term Loan. The New Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the New Term Loan and commitments under the New Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the New Credit Agreement. The New Term Loan will mature on February 14, 2019 and the New Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the New Credit Agreement.
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the New Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment after March 31, 2013 based on our consolidated total leverage ratio, as defined in the New Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the New Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% after March 31, 2013 based on our consolidated total leverage ratio.

Security/Guarantors. All obligations under the New Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by each of the Subsidiary Guarantors and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.
Mandatory Repayments. We are required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, beginning June 30, 2013, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, amounts due under the New Credit Agreement are mandatorily repayable with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio, and (ii) a consolidated total leverage ratio. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that we and our subsidiaries may make in any fiscal year. We expect to be in compliance with the maintenance covenants contained in the New Credit Agreement for 2013.
Events of Default. The New Credit Agreement also contains customary events of default for a transaction of this type.
The Notes. On the Refinancing Closing Date, we issued $300.0 million in aggregate principal amount of the Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of FairPoint Communications and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the New Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2013.
On or after February 15, 2016, we may redeem all or part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, to the applicable redemption date. At any time prior to February 15, 2016, we may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a "make-whole" premium as of, and accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to February 15, 2016, we may, on one or more occasions, redeem up to 35% of the original aggregate principal amount of the Notes, using net cash proceeds of certain qualified equity offerings, at a redemption price of 108.75% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the applicable redemption date.
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
The Indenture also provides for customary events of default, including cross defaults to other specified debt of FairPoint Communications and certain of its subsidiaries.
The Old Credit Agreement. On the Effective Date, the Old Credit Agreement Borrowers entered into the Old Credit Agreement. The Old Credit Agreement was comprised of the Old Revolving Facility, which had a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Old Term Loan. The entire outstanding principal amount of the Old Credit Agreement Loans was due and payable five years after the Effective Date, subject to certain conditions. On February 14,

2013, we entered into the New Credit Agreement and repaid all outstanding amounts under the Old Credit Agreement, which was subsequently terminated. In addition, the following agreements relating to the Old Credit Agreement Loans were terminated on the Refinancing Closing Date: (i) the Security Agreement, dated as of January 24, 2011, among FairPoint Communications, the subsidiaries of FairPoint Communications party thereto and Bank of America, N.A., as administrative agent, (ii) the Pledge Agreement, dated as of January 24, 2011, made by FairPoint Communications and the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent, and (iii) the Continuing Guaranty, dated as of January 24, 2011, made by the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent.
Pre-Petition Agreements. As a condition to the approval of the Merger and related transactions by state regulatory authorities we agreed to make certain capital expenditures following the completion of the Merger, which were modified by regulatory settlements agreed to with representatives for each of Maine, New Hampshire and Vermont and approved by the applicable regulatory authorities in Maine, New Hampshire and Vermont and approved by the Bankruptcy Court as part of the Plan. For further information on these capital expenditure requirements, see note (12) "Commitments and Contingencies" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with our qualified pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates, fixed income securities and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading or speculative purposes. As a result, we do not undertake any specific actions to cover our exposure to market risks and we are not party to any market risk management agreements other than in the normal course of business. Our primary market risk exposures are interest rate risk and market risk as follows:
Interest Rate Risk. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of March 31, 2013, our interest rate risk exposure was attributable to the New Credit Agreement, which includes the New Term Loan and the New Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of March 31, 2013, we were not a party to any interest rate derivative agreements. Accordingly, on March 31, 2013, the entire $640.0 million principal balance of the New Term Loan was subject to interest rate risk. Interest payments on the New Term Loan are subject to a LIBOR floor of 1.25% and while LIBOR remains below 1.25% we incur interest costs above market rates. A change in interest rates would materially affect our condensed consolidated financial statements. For example, with the principal balance of the New Term Loan as of March 31, 2013, a 1% increase in the interest rate would unfavorably impact interest expense and pre-tax earnings by approximately $6.4 million on an annual basis.
For further information regarding the New Credit Agreement, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt" and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Market Risk. We are also exposed to fixed income securities risk and equity price risk from changes in the fair value of our qualified pension plan assets and from changes to rates at which benefit payments are discounted. For activity in our qualified pension plan assets, see note (7) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
We are committed to continuing to improve our internal control processes and will continue to review and update our financial reporting controls and procedures as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, one of the Chapter 11 Cases remains open.
Item 1A. Risk Factors.
The risk factors previously disclosed in "Item 1A. Risk Factors" of the 2012 Annual Report under the heading "Risks Related to Our Business" are updated by adding the risk factor below.
Price increases or price retention for certain products and customers may result in an acceleration of access line losses or an unanticipated decline in our growth-oriented products, which may materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
From time to time, we expect to implement price increases for certain products and customers.  Although we intend for the price increase to provide a net revenue benefit, it is possible that customers will disconnect at a faster rate than they otherwise would have, which could negate the benefit of the price increase. Additionally, a weaker economic environment can result in increased demand by our customers for price reductions at the same or better level of service. In some of our more competitive markets, we may need to offer more favorable terms to our customers for contract renewal, which could result in reduced profitability. Despite continuous efforts by our sales force to retain customers, we cannot provide assurance that we will be able to renew customers dissatisfied with our contract renewal terms.
There have been no other material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2012 Annual Report.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: May 7, 2013	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
10.1
Credit Agreement, dated as of February 14, 2013, among FairPoint Communications, Inc., the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. (4)

10.2
Pledge Agreement, dated as of February 14, 2013, made by FairPoint Communications, Inc. and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent. (4)

10.3	Security Agreement, dated as of February 14, 2013, among FairPoint Communications, Inc., the subsidiary guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (4)
10.4	Continuing Guaranty Agreement, dated as of February 14, 2013, made by the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent. (4)
10.5	Pledge Agreement, dated as of February 14, 2013, among FairPoint Communications, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent. (4)
10.6	Security Agreement, dated as of February 14, 2013, among FairPoint Communications, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent. (4)
10.7	Amended and Restated Employment Agreement, dated as of April 9, 2013, by and between FairPoint Communications, Inc. and Paul H. Sunu. †*
10.8	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint Communications, Inc. and Ajay Sabherwal. †(5)
10.9	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint Communications, Inc. and Shirley J. Linn. †(5)
10.10	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint Communications, Inc. and Peter G. Nixon. †(5)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(5)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint filed on March 7, 2013.