Form 10-Q
period 2013-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2013-08-06
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 2, 2013, there were 26,483,233 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q for the quarter ended June 30, 2013 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report, in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"), in "Item 1A. Risk Factors" of our quarterly report on Form 10-Q for the quarter ended March 31, 2013 and the factors set forth below:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Cash	$26,982	$23,203
Restricted cash	2,271	6,818
Accounts receivable (net of $16.7 million and $18.9 million allowance for doubtful accounts, respectively)	86,800	86,999
Prepaid expenses	17,928	20,128
Other current assets	4,064	4,219
Deferred income tax, net	16,011	16,376
Assets held for sale	—	12,549
Total current assets	154,056	170,292
Property, plant and equipment (net of $806.6 million and $642.1 million accumulated depreciation, respectively)	1,328,525	1,438,309
Intangible assets (net of $27.2 million and $21.6 million accumulated amortization, respectively)	111,415	116,992
Debt issue costs, net	7,678	1,111
Restricted cash	651	651
Other assets	4,123	5,006
Total assets	$1,606,448	$1,732,361

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$10,000
Current portion of capital lease obligations	1,348	1,220
Accounts payable	60,702	57,832
Claims payable and estimated claims accrual	682	1,282
Accrued interest payable	10,285	176
Other accrued liabilities	55,067	72,036
Liabilities held for sale	—	407
Total current liabilities	134,484	142,953
Capital lease obligations	1,204	1,470
Accrued pension obligations	212,350	203,537
Accrued post-retirement healthcare obligations	645,420	616,379
Deferred income taxes	86,922	127,361
Other long-term liabilities	13,010	11,474
Long-term debt, net of current portion	913,549	947,000
Total long-term liabilities	1,872,455	1,907,221
Total liabilities	2,006,939	2,050,174
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,483,483 and 26,288,998 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	264	262
Additional paid-in capital	509,348	506,153
Retained deficit	(658,832)	(568,239)
Accumulated other comprehensive loss	(251,271)	(255,989)
Total stockholders’ deficit	(400,491)	(317,813)
Total liabilities and stockholders’ deficit	$1,606,448	$1,732,361

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$234,500	$243,453	$469,969	$491,927
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	108,163	103,960	224,774	225,435
Selling, general and administrative expense, excluding depreciation and amortization	84,083	86,712	172,969	176,140
Depreciation and amortization	84,523	93,780	175,956	186,987
Reorganization related income	(398)	(2,823)	(561)	(4,215)
Total operating expenses	276,371	281,629	573,138	584,347
Loss from operations	(41,871)	(38,176)	(103,169)	(92,420)
Interest expense	(20,097)	(16,983)	(38,099)	(34,011)
Loss on debt refinancing	—	—	(6,787)	—
Other (expense) income	10	(125)	435	177
Loss from continuing operations before income taxes	(61,958)	(55,284)	(147,620)	(126,254)
Income tax benefit	18,850	18,211	46,983	42,469
Loss from continuing operations	(43,108)	(37,073)	(100,637)	(83,785)
Gain on sale of discontinued operations, net of taxes	—	—	10,044	—
Net loss	$(43,108)	$(37,073)	$(90,593)	$(83,785)

Weighted average shares outstanding:
Basic	26,190	25,984	26,169	25,958
Diluted	26,190	25,984	26,169	25,958

(Loss) earnings per share, basic:
Continuing operations	$(1.64)	$(1.43)	$(3.84)	$(3.23)
Discontinued operations	—	—	0.38	—
Loss per share, basic	$(1.64)	$(1.43)	$(3.46)	$(3.23)

(Loss) earnings per share, diluted:
Continuing operations	$(1.64)	$(1.43)	$(3.84)	$(3.23)
Discontinued operations	—	—	0.38	—
Loss per share, diluted	$(1.64)	$(1.43)	$(3.46)	$(3.23)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(43,108)	$(37,073)	$(90,593)	$(83,785)
Other comprehensive income, net of taxes:
Qualified pension and post-retirement healthcare plans (net of $0.3 million, $0.3 million, $0.9 million and $0.8 million tax expense, respectively)	1,970	1,269	4,718	3,339
Total other comprehensive income	1,970	1,269	4,718	3,339
Comprehensive loss	$(41,138)	$(35,804)	$(85,875)	$(80,446)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended June 30, 2013
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)
Net loss	—	—	—	(90,593)	—	(90,593)
Issuance of common stock	185	2	(2)	—	—	—
Exercise of stock options	9	—	47	—	—	47
Stock-based compensation expense	—	—	3,150	—	—	3,150
Employee benefit other comprehensive loss before reclassifications	—	—	—	—	(1,798)	(1,798)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	6,516	6,516
Balance at June 30, 2013	26,483	$264	$509,348	$(658,832)	$(251,271)	$(400,491)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(90,593)	$(83,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(41,003)	(43,315)
Provision for uncollectible revenue	4,189	1,297
Depreciation and amortization	175,956	186,987
Post-retirement healthcare	28,656	25,846
Qualified pension	9,337	(869)
Gain on sale of business	(16,774)	—
Loss on debt refinancing	6,787	—
Other non-cash items	2,900	457
Changes in assets and liabilities arising from operations:
Accounts receivable	(4,063)	401
Prepaid and other assets	1,392	(1,269)
Restricted cash	3,971	(9,966)
Accounts payable and accrued liabilities	(14,172)	6,389
Accrued interest payable	10,109	(6)
Other assets and liabilities, net	5,487	(440)
Reorganization adjustments:
Non-cash reorganization income	(680)	(4,954)
Claims payable and estimated claims accrual	80	(7,518)
Restricted cash - cash claims reserve	577	20,041
Total adjustments	172,749	173,081
Net cash provided by operating activities	82,156	89,296
Cash flows from investing activities:
Net capital additions	(57,323)	(58,327)
Proceeds from sale of business	30,315	—
Distributions from investments	417	572
Net cash used in investing activities	(26,591)	(57,755)
Cash flows from financing activities:
Refinancing costs	(13,217)	—
Proceeds from issuance of long-term debt	920,590	—
Repayments of long-term debt	(958,600)	(5,000)
Restricted cash	—	483
Proceeds from exercise of stock options	46	30
Repayment of capital lease obligations	(605)	(634)
Net cash used in financing activities	(51,786)	(5,121)
Net change	3,779	26,420
Cash, beginning of period	23,203	17,350
Cash, end of period	$26,982	$43,770
Supplemental disclosure of cash flow information:
Reorganization costs paid	$235	$620
Non-cash settlement of claims payable	$—	$7,668

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over a ubiquitous, next-generation fiber network with more than 15,000 route miles (the "Next Generation Network") in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. FairPoint is the incumbent communications provider in the markets it serves, primarily rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of June 30, 2013, the Company's service territory spanned 17 states and operated with approximately 1.2 million access line equivalents in service, including approximately 333,000 broadband subscribers.
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
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), Internet and broadband services, Connect America Fund ("CAF") receipts and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") (or its similar agency) or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers, wireless carriers and to other LECs. These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association ("NECA") or by the individual company and approved by the Federal Communications Commission (the "FCC").
Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state PUCs' (intrastate) or the FCC's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. Rule changes associated with the FCC's CAF/ICC Order (as defined hereinafter) impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on the CAF Phase I rules and will be based on CAF Phase II rules when those are put into effect (as more fully described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Environment" included elsewhere in this Quarterly Report).
Long distance retail and wholesale services can be recurring due to coverage under an unlimited calling plan or usage sensitive. In either case, they are billed in arrears and recognized when earned. Data and Internet services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of June 30, 2013 and December 31, 2012, unearned revenue of $15.5 million and $18.3 million, respectively, was included in current other accrued liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. Once the ancillary special project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any over payments refunded to the customer as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV content and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its markets and recognizes revenues associated with these publications. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue relates to wholesale customers, which is recognized as it is collected.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company was subject to retail service quality plans in the states of Maine, New Hampshire and Vermont in 2012 or a portion thereof and in Maine and Vermont for a portion of 2013, pursuant to which service quality index ("SQI") penalties are imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments are recorded as a reduction to revenue and to current other accrued liabilities on the consolidated balance sheets. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in the northern New England service territories of each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable on the condensed consolidated balance sheets since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
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
(5) Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 of $18.9 million, $18.2 million, $47.0 million and $42.5 million, respectively, which equates to an effective tax rate of 30.4%, 32.9%, 31.8% and 33.6%, respectively. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes. In addition, the Company recorded deferred income tax expense for the six months ended June 30, 2013 of $6.7 million on the gain on sale of its Idaho-based operations on January 31, 2013, which is reported within discontinued operations in the statement of operations for the six months ended June 30, 2013.
Deferred Income Taxes
At June 30, 2013, the Company had gross federal NOL carryforwards of $191.5 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2022 to 2033. At June 30, 2013, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.5 million. At June 30, 2013, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At June 30, 2013 and December 31, 2012, the Company established a valuation allowance against its deferred tax assets of $200.7 million and $192.5 million, respectively, which consist of a $165.1 million and $159.5 million federal allowance, respectively, and a $35.6 million and $33.0 million state allowance, respectively. During the six months ended June 30, 2013, a decrease in the Company's valuation allowance of approximately $1.4 million was allocated to accumulated other comprehensive loss in the condensed consolidated balance sheet.
Unrecognized Tax Benefits. Unrecognized tax benefits are reserves established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $3.8 million as of June 30, 2013 and $3.8 million as of December 31, 2012. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the Company did not make any payment of interest and penalties. There was nothing accrued in the condensed consolidated balance sheets for the payment of interest and penalties at June 30, 2013 and December 31, 2012, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2008. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of June 30, 2013 and December 31, 2012, the Company does not have any significant additional jurisdictional tax audits.
(6) Long-Term Debt
Long-term debt for the Company at June 30, 2013 and December 31, 2012 is shown below (in thousands):

	June 30, 2013	December 31, 2012
New Term Loan, due 2019 (weighted average rate of 7.50%) (a)	$638,400	$—
Discount on New Term Loan (b)	(18,451)	—
Notes, 8.75%, due 2019 (c)	300,000	—
Old Term Loan, due 2016 (weighted average rate of 6.50%) (d)	—	957,000
Total long-term debt	919,949	957,000
Less: current portion	(6,400)	(10,000)
Total long-term debt, net of current portion	$913,549	$947,000

(a)
The estimated fair value of the Company's New Term Loan (as defined below) at June 30, 2013 was approximately $627.2 million based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)
The $19.4 million discount, at the date of distribution, on the New Term Loan (as defined below) will be amortized using the effective interest method over the term of the senior secured credit facility due 2019.

(c)
The estimated fair value of the Notes (as defined below) at June 30, 2013 was approximately $294.0 million based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(d)
The estimated fair value of the Old Term Loan (as defined below) at December 31, 2012 was approximately $929.5 million based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

As of June 30, 2013, the Company had $57.1 million, net of $17.9 million of outstanding letters of credit, available for borrowing under the New Revolving Facility (as defined below).

The approximate aggregate maturities of long-term debt, excluding the debt discount on the New Term Loan (as defined below), for each of the five years subsequent to June 30, 2013 and thereafter are as follows (in thousands):

Trailing twelve months ending June 30,	Balance Due
2014	$6,400
2015	6,400
2016	6,400
2017	6,400
2018	6,400
Thereafter	906,400
Total long-term debt, including current portion	$938,400
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
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communication's consolidated total leverage ratio, as defined in the New Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communication's consolidated total leverage ratio.
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

Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, which began June 30, 2013. In addition, amounts due under the New Credit Agreement are mandatorily repayable with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of June 30, 2013, FairPoint Communications was in compliance with all covenants under the New Credit Agreement.
Events of Default. The New Credit Agreement also contains customary events of default for a transaction of this type.
The Notes. On the Refinancing Closing Date, FairPoint Communications issued $300.0 million of the Notes pursuant to the Indenture in a private offering exempt from registration under the Securities Act.
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
On the Effective Date, the Company entered into the Old Credit Agreement and capitalized $2.4 million of debt issue costs associated with the Old Credit Agreement. These debt issue costs were being amortized over a weighted average life of 3.7 years using the effective interest method. Upon the completion of the Refinancing, the balance of the Old Credit Agreement debt issue costs was principally written off.
As of June 30, 2013 and December 31, 2012, the Company had capitalized debt issue costs of $7.7 million and $1.1 million, respectively, net of amortization.
(7) Employee Benefit Plans
The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans, which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. The qualified pension plan and the post-retirement healthcare plan covering non-represented employees are frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in these plans. Participants in the qualified pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee's age and years of service. The Company makes contributions to the qualified pension plans to meet minimum Employee Retirement Income Security Act of 1974, as amended (ERISA), funding requirements and has the ability to elect to make additional discretionary contributions. Payments of benefits under the post-retirement healthcare plans are funded by the Company as the benefits are paid.
Absent a settlement or curtailment, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare plans annually.
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the three and six months ended June 30, 2013 and 2012 are presented below (in thousands).

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,638	$7,482	$4,096	$6,784
Interest cost	3,704	6,493	3,637	6,183
Expected return on plan assets	(3,132)	—	(3,252)	(9)
Amortization of actuarial loss	1,188	2,235	525	1,682
Plan settlement	1,014	—	—	—
Net periodic benefit cost	$7,412	$16,210	$5,006	$14,640

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$9,276	$14,964	$8,192	$13,568
Interest cost	7,401	12,986	7,299	12,365
Expected return on plan assets	(6,302)	—	(6,531)	(17)
Amortization of actuarial loss	2,344	4,470	1,042	3,364
Plan settlement	1,014	—	356	—
Net periodic benefit cost	$13,733	$32,420	$10,358	$29,280
Contributions and Benefit Payments. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contained a pension funding stabilization provision, which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2013 minimum required qualified pension plan contribution is approximately $7.4 million, which is significantly lower than it would have been in the absence of this stabilization provision. On September 25, 2012, the Company elected to defer use of the higher segment rates under the act until the first plan year beginning on or after January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Internal Revenue Code Section 436.
The Company expects to contribute approximately $15.0 million to its qualified pension plans in 2013, which includes the minimum required contribution amount required by the Pension Protection Act of 2006 in addition to discretionary contributions. During the six months ended June 30, 2013, contributions of $3.8 million were made to the qualified pension plans. The Company expects to fund approximately $5.1 million in benefit payments to its post-retirement healthcare plans during fiscal year 2013, of which $1.7 million was funded during the six months ended June 30, 2013. Accordingly, during the remainder of fiscal year 2013, the Company expects to contribute approximately $11.2 million to its qualified pension plans and fund approximately $3.4 million in benefit payments to its post-retirement healthcare plans.
Return on Plan Assets. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the actual return on the pension plan assets were gains (losses) of approximately (0.9)%, (1.9)%, 2.9% and 3.6%, respectively. Net periodic benefit cost for 2013 assumes a weighted average annualized expected return on plan assets of approximately 7.6%. Should the Company's actual return on plan assets be lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its qualified pension plans.

(8) Accumulated Other Comprehensive Loss
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the statement of operations (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Employee benefits:
Amortization of actuarial loss (a)	3,423	6,814
Plan settlement (a)	1,014	1,014
Total employee benefit amounts reclassified from accumulated other comprehensive loss	4,437	7,828
Tax expense	(669)	(1,312)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$3,768	$6,516

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (7) "Employee Benefit Plans" for details.
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
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares used for basic earnings per share (a)	26,190	25,984	26,169	25,958
Effect of potential dilutive shares (b)	—	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,190	25,984	26,169	25,958
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,330	4,877	5,330	4,877

(a)
Weighted average number of common shares used for basic earnings per share excludes 289,931, 230,090, 287,509 and 248,123 weighted average shares of non-vested restricted stock as of the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three and six months ended June 30, 2013 and 2012, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. 2010 Long Term Incentive Plan.

(10) Stockholders' Deficit
At June 30, 2013, 37,500,000 shares of common stock were authorized and 26,483,483 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.

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
(11) Assets Held for Sale and Discontinued Operations
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana for $30.3 million in gross cash proceeds. The closing of the transaction was completed on January 31, 2013. Eleven FairPoint employees joined the Blackfoot organization at closing. The Company recorded a gain, before $6.7 million of deferred taxes, of $16.8 million upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2013. Due to differences between the book and tax basis of the Idaho-based operations, the gain reported on the sale for income tax purposes will be $27.5 million.
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
The operations of the Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the condensed consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the three months ended June 30, 2012 and the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30,
		2013(a)	2012

Revenue	$1,885	$674	$3,943
Income (loss) before income taxes	$(169)	$477	$669

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.

(12) Commitments and Contingencies
(a) Leases
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options or escalation clauses.
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
(c) Restricted Cash
As of June 30, 2013, the Company had $2.9 million of restricted cash, of which $0.1 million is reserved for payment of outstanding bankruptcy claims (the "Cash Claims Reserve"), $0.2 million is reserved for broadband build-out in Vermont, $2.0 million is reserved for broadband build-out in New Hampshire and $0.6 million is restricted for other purposes.
During the six months ended June 30, 2013, $0.6 million of the Cash Claims Reserve was released due to favorable resolution of claims, $2.6 million of restricted cash reserved for broadband build-out in Vermont was utilized and $1.3 million of restricted cash reserved for broadband build-out in New Hampshire was utilized.
(d) Magnitude of Bankruptcy Claims
Claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. As of August 2, 2013, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors and $0.4 million of these claims remain open.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" in the 2012 Annual Report, "Item 1A. Risk Factors" in the quarterly report on Form 10-Q for the quarter ended March 31, 2013 and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in nine sections:
•Overview
•February 2013 Refinancing
•Regulatory Environment
•Basis of Presentation
•Results of Operations
•Off-Balance Sheet Arrangements
•Critical Accounting Policies
•New Accounting Standards
•Liquidity and Capital Resources
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.2 million access line equivalents, including nearly 333,000 broadband subscribers, in service as of June 30, 2013.
We own and operate the Next Generation Network in the northern New England states of Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of June 30, 2013, we provide cellular transport, also known as backhaul, through over 1,100 mobile Ethernet backhaul connections. We have fiber connectivity to more than 950 cellular telecommunications towers in our service footprint.
Transformation of our Business
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
Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. Our extensive fiber network, with over 15,000 route miles, including over 950 cellular telecommunications towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cellular telecommunications towers.
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
Regulatory Environment
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent those carriers provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996, which amended the Communications Act of 1934 (the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
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
The FCC's CAF/ICC Order (as defined herein and sometimes referred to in the industry as the "Transformation Order") modified regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC eliminated the rural/non-rural distinction among incumbent local exchange carriers ("ILECs") and treats ILECs as either price cap or rate-of-return. Under the new rules, effective January 1, 2012, all of our ILECs are treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. However, the Telecom Group rate-of-return companies continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs, including capping all state originating and terminating switched access charges and reducing terminating state switched access charges beginning July 1, 2012, in a two-year transition to make state switched access charges equal to interstate switched access charges. Following this two-year transition and starting July 1, 2014, all terminating usage rates will transition to zero over the following four to seven years.
Overview of FCC CAF/ICC Order to Reform Universal Service and Intercarrier Compensation
On March 16, 2010, the FCC submitted the National Broadband Plan ("NBP") to the United States Congress. The NBP is a plan to bring high-speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved and to address changes to interstate access charges and other forms of intercarrier compensation ("ICC").
On November 18, 2011, the FCC released its comprehensive landmark order to modify the nationwide system of universal support and the ICC system (referred to hereafter as the "CAF/ICC Order"). In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The intent of CAF is to bring high-speed affordable broadband services to all Americans. The CAF/ICC Order fundamentally reforms the ICC process that governs how communications companies bill one another for exchanging traffic, gradually phasing down these charges.
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
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013, we are required to spend one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." Should we continue to receive CAF Phase I frozen support in 2014 and 2015, this spend obligation will increase to two-thirds and 100%, respectively. We have filed a petition with the FCC for a partial waiver of the spending obligations, but do not know when, or if, the FCC will act on the petition.
Pursuant to the revised CAF programs, during 2012, we were offered $4.8 million of one-time funding under the FCC's CAF Phase I incremental support program. Under this program, we can use some or all of this support subject to certain restrictions. We notified the FCC that we accepted $2.0 million of CAF Phase I incremental support funding, which will primarily be used in Vermont. On September 10, 2012, we filed a petition, which is still pending, with the FCC asking it to waive its rules to allow us to use the remaining $2.8 million of CAF Phase I incremental support funding to bring high-speed broadband services to 697 customer locations in the state of Maine. On May 22, 2013, the FCC filed the Report and Order in WC Docket 10-90, which offered the second round of support under the FCC's CAF Phase I incremental support program. We were offered $4.8 million, with the opportunity to oversubscribe to the funding. Additional funding is available in this program to the extent other price cap carriers decline their full amount and because the FCC made an additional $185.0 million available to price cap carriers for this round of support. We have until August 20, 2013 to accept support under this program. It has not been determined at this point whether we will accept funding or how much funding, if any, will be accepted.
FCC New Rules for ICC Process. The CAF/ICC Order reforms rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The new rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC establishes a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC requires carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which is the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue is used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP included a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail SQI penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate.
Recent Legislation for Maine and New Hampshire
During the middle of fiscal year 2012, legislation was enacted into law in both Maine and New Hampshire, which decreased the scope of retail telecommunications regulation for us, eliminating many of the state-specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace.
Effective August 10, 2012, the New Hampshire legislation was enacted in its Session Laws of 2012, Chapter 177 (known as Senate Bill 48) ("SB 48"). SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire PUC has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to:

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
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, decreased from $12.5 million to $2.0 million. Effective as of Maine's fiscal year beginning August 1, 2013, we are no longer subject to SQI penalties and we have pricing discretion with respect to all existing and new telecommunications services other than POLR service.
In this new retail regulatory environment, rules relating to ELECs in New Hampshire and POLR services in Maine are either untested or still being created. There is some risk that state regulators will seek to increase their scope of regulations.
We estimate that these significant changes in both federal and state regulation did not have a material impact through June 30, 2013 and will not have a material impact in the remainder of 2013. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Furthermore, the Maine PUC ("MPUC") issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013, April 14, 2014 and April 14, 2015 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85%, 87% and 90%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. In our filing on April 5, 2013, we stated that directives in the Show Cause Order are based on the unfounded assumption that the Maine Supreme Judicial Court sitting as the Law Court has upheld a determination by the MPUC in the calculation order issued on January 11, 2012 (the "Calculation Order") "that a line may only be counted as an 'addressable' line in the numerator if it is capable of achieving an upload speed of 512 kilobits per second and a download speed of 1.5 megabits per second" even if that line is served by the legacy Asynchronous Transfer Mode ("ATM") network we acquired from Verizon. Our response demonstrated that (1) there is no basis in law or fact for the assumption that this speed requirement applies to lines on the legacy ATM network and (2) no determination regarding any such assumption has been lawfully made by the MPUC in the Calculation Order or elsewhere, or upheld by the Law Court. Furthermore, the parties to the Chapter 11 related Maine regulatory settlement, dated February 9, 2010, upon which the assumption purports to rest, never considered such a project and the parties never presented such a project to the Bankruptcy Court or the MPUC for approval. We do not know when the MPUC might act, if at all, on our response or what the outcome of any MPUC action might be. If the assumption reflected in the Show Cause Order were to prevail in any manner, it may have a significant impact on current and future capital expenditures of the Company.
Basis of Presentation
We view our business of providing data, voice and communication services to business, wholesale and residential customers as one reportable segment.

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The quarter-to-quarter and year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Voice services	$101,660	$111,525	$205,377	$226,302
Access	79,235	84,686	160,867	171,509
Data and Internet services	40,054	36,118	78,228	69,450
Other	13,551	11,124	25,497	24,666
Total revenues	234,500	243,453	469,969	491,927
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	108,163	103,960	224,774	225,435
Selling, general and administrative expense, excluding depreciation and amortization	84,083	86,712	172,969	176,140
Depreciation and amortization	84,523	93,780	175,956	186,987
Reorganization related income	(398)	(2,823)	(561)	(4,215)
Total operating expenses	276,371	281,629	573,138	584,347
Loss from operations	(41,871)	(38,176)	(103,169)	(92,420)
Interest expense	(20,097)	(16,983)	(38,099)	(34,011)
Loss on debt refinancing	—	—	(6,787)	—
Other (expense) income	10	(125)	435	177
Loss before income taxes	(61,958)	(55,284)	(147,620)	(126,254)
Income tax benefit	18,850	18,211	46,983	42,469
Loss from continuing operations	(43,108)	(37,073)	(100,637)	(83,785)
Gain on sale of discontinued operations, net of taxes	—	—	10,044	—
Net loss	$(43,108)	$(37,073)	$(90,593)	$(83,785)

Access line equivalents (1):
Residential	556,584	619,240	556,584	619,240
Business	295,319	306,682	295,319	306,682
Wholesale	61,911	69,375	61,911	69,375
Total voice access lines	913,814	995,297	913,814	995,297
Broadband subscribers	332,620	320,812	332,620	320,812
Total access line equivalents	1,246,434	1,316,109	1,246,434	1,316,109

(1)
In August 2012, we divested our pay phone operations in our northern New England footprint and are in the process of transitioning these pay phone stations to the buyer. The Company currently retains access lines for any pay phone stations the buyer continues to operate. In addition, on January 31, 2013, we completed the sale of our Idaho-based operations. Individually and in aggregate, the operations of these divestitures are immaterial to our financial results and, therefore, have not been segregated as discontinued operations in the statements of operations. At June 30, 2013, excluding all access lines equivalents associated with these divestitures on a pro forma basis, we would have had 1,245,298 access line equivalents, which included 556,584 residential, 294,183 business and 61,911 wholesale voice access lines and 332,620 broadband subscribers. At June 30, 2012, excluding these divestitures on a pro forma basis, we would have had 1,305,672 access line equivalents, which included 616,564 residential, 300,437 business and 69,375 wholesale voice access lines and 319,296 broadband subscribers.

Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. As of June 30, 2013 and 2012, voice access lines in service decreased 8.2% and 7.8% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Excluding divestitures, on a pro forma basis, June 30, 2013 and 2012 voice access lines in services would have declined 7.5% and 7.8% year-over-year, respectively. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We were subject to retail service quality plans in the states of Maine, New Hampshire and Vermont for the three and six months ended June 30, 2012, pursuant to which we incur SQI penalties resulting from any failure to meet the requirements of the respective plans. In New Hampshire, the retail service quality plan was eliminated by SB 48, which was effective August 10, 2012, thereby extinguishing our exposure to SQI penalties in that state. We were subject to retail service quality plan in Vermont during the three months ended March 31, 2013; however, effective March 31, 2013, we were no longer subject to the retail service quality plan based on our achievement of certain retail service quality metrics. We were still subject to the retail service quality plan in Maine during the three and six months ended June 30, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, effective August 1, 2013, SQI penalties have been eliminated.
We adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. In 2012, a majority of the penalty credits resulting from these commitments was recorded as a reduction to local voice services revenues with a small portion recorded to access revenues. However, as our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have followed and are now being recorded to access revenues. We expect this trend to continue and the impact of penalty credits on voice services revenues to decrease. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont. During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, local voice services revenues were reduced by $0.2 million, $0.5 million, $0.4 million and $0.7 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont.
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas through CAF Phase I frozen support. We expect to receive the same level of CAF Phase I frozen support revenue in 2013, plus or minus small adjustments recorded during the respective quarters, until the FCC completes its proceedings to adopt a CAF cost model and develops CAF Phase II for our operating areas. Timing of when these FCC proceedings will be completed or whether we will accept or refuse any funding under the CAF Phase II support programs due to the cost of our obligations associated with the funding is unknown. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $3.2 million, $3.5 million, $6.4 million and $7.0 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program.
The following table reflects the primary drivers of changes in voice services revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(7.8)		$(15.6)
(Increase) decrease in accrual of SQI penalties (1)	0.6		(0.6)
Decrease in high-cost loop credits to customers (2)	0.2		0.7
Divestiture of Idaho-based operations	(0.8)		(1.3)
Long distance services revenues	(2.1)		(4.1)
Total change in voice services revenues	$(9.9)	(9)%	$(20.9)	(9)%

(1)
During the three months ended June 30, 2013 and 2012, SQI penalties resulted in an increase of $0.1 million and a decrease of $0.5 million to local voice services revenues, respectively. In the first quarter of 2012, a $1.6 million reversal of SQI penalties was a large contributor to the $0.6 million net increase to local voice services revenues during the six months ended June 30, 2012. SQI penalties were negligible during the first half of fiscal year 2013.

(2)
In 2012, the Vermont Public Service Board ("VPSB") and the MPUC each approved a tariff change whereby we are no longer required to provide high-cost loop credits to customers. For the three and six months ended June 30, 2012, we recognized a reduction to local voice services revenues related to high-cost loop credits remitted to customers of $0.2 million and $0.7 million, respectively.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration; however, with the increasing need for bandwidth, including cellular backhaul, demand for carrier Ethernet based products is expected to increase over time. Our extensive fiber network, with over 15,000 route miles, including over 950 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself.
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
The following table reflects the primary drivers of changes in access revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$1.5		$3.4
Increase in accrual of PAP penalties (2)	(1.1)		(2.5)
Divestiture of Idaho-based operations	(0.9)		(1.5)
Legacy access services (3)	(5.0)		(10.0)
Total change in access revenues	$(5.5)	(6)%	$(10.6)	(6)%

(1)
We offer carrier Ethernet services throughout our market to our wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of June 30, 2013, we provide cellular transport through over 1,100 mobile Ethernet backhaul connections on our Next Generation Network, which has grown significantly over the last two years.

(2)
During the three and six months ended June 30, 2013, access services revenues were reduced by $1.2 million and $2.5 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. The impact of PAP penalties on access revenues to the three and six months ended June 30, 2012 was negligible, given that a majority of these penalties were recorded to voice services revenues in fiscal year 2012.

(3)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.

Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through digital subscriber line ("DSL") technology, fiber-to-the-home technology, retail Ethernet, dedicated T-1 connections, Internet dial-up, high-speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. From June 30, 2012 to June 30, 2013, we grew broadband subscribers by 3.7% and added more than 11,800 subscribers as penetration reached 36.4% of our voice access lines at June 30, 2013 from 32.2% at June 30, 2012. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of changes in data and Internet services revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$2.2		$4.4
Other data and Internet technology based services	1.7		4.4
Total change in data and Internet services revenues	$3.9	11%	$8.8	13%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $6.7 million, $4.5 million, $12.7 million and $8.3 million, respectively, of retail Ethernet revenues from our Next Generation Network.

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
The following table reflects the primary drivers of changes in other services revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$1.1		$0.3
Late payment fees (2)	0.8		(0.4)
Other (3)	0.5		0.9
Total change in other services revenues	$2.4	22%	$0.8	3%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
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
The following table reflects the primary drivers of changes in cost of services and sales as compared to the same period in fiscal year 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Access expense (1)	$(2.1)		$(6.5)
Employee expense (2)	1.9		0.3
Severance expense (3)	1.8		0.7
Other	2.6		4.8
Total change in cost of services and sales	$4.2	4%	$(0.7)	—%

(1)	Decrease in 2013 access expense is primarily attributable to increased usage of our IP infrastructure, which has enabled us to significantly reduce the associated costs of utilizing other carriers.

(2)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $44.1 million, $42.2 million, $99.0 million and $98.7 million, respectively, of employee expense. Although we have reduced our workforce, labor intensive capital projects have decreased in fiscal year 2013, resulting in a reduction of capitalized labor and a corresponding increase in employee expense recognized during the current periods.

(3)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $2.7 million, $0.9 million, $3.2 million and $2.5 million, respectively, of severance expense.

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
The following table reflects the primary drivers of changes in SG&A expense as compared to the same period in fiscal year 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Bad debt expense (1)	$(1.5)		$2.9
Contracted services (2)	(3.8)		(7.8)
Post-retirement healthcare expense (3)	1.9		3.1
Pension expense (4)	2.0		2.8
Employee expense (5)	(0.3)		0.7
Severance expense (6)	(0.3)		(1.4)
Other	(0.6)		(3.5)
Total change in SG&A expense	$(2.6)	(3)%	$(3.2)	(2)%

(1)
The increase in 2013 bad debt expense for the first half of 2013 is primarily due to significant settlements with wholesale carriers and an improvement in accounts receivable aging that occurred in fiscal year 2012. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $1.7 million, $3.2 million, $4.2 million and $1.3 million of bad debt expense, respectively.

(2)
The decrease in 2013 contracted services is primarily attributable to reductions in consulting fees and the use of contract labor associated with our process improvements. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $4.6 million, $8.4 million, $9.9 million and $17.7 million, respectively, of contracted services.

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

(4)
Increase in 2013 qualified pension net periodic benefit cost is primarily attributable to (i) an increase in service cost resulting from a reduction of approximately 54 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2012 compared to December 31, 2011; (ii) an increase in amortization of actuarial losses resulting from higher unamortized actuarial losses being accrued in accumulated other comprehensive loss at December 31, 2012 compared to December 31, 2011; and (iii) higher settlement expense in the three and six months ended June 30, 2013 as compared to the same periods in 2012.

(5)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $29.7 million, $30.0 million, $63.7 million and $63.0 million, respectively, of employee expense. The increase in the first half of 2013 is primarily attributable to employee benefits.

(6)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $0.7 million, $1.0 million, $0.9 million and $2.3 million of severance expense, respectively.

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
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, we recognized $81.7 million, $91.0 million, $170.4 million and $181.4 million of depreciation expense, respectively. In conjunction with the adoption of fresh start accounting on the Effective Date, new remaining useful lives were established for the existing property, plant and equipment, which were, in general, shorter than their original estimated useful lives. The decreases in depreciation expense as compared to the same periods in 2012 are mainly attributable to a significant portion of this property, plant and equipment becoming fully depreciated during the year. We recognized $2.8 million of amortization expense in each of the three month periods ended June 30, 2013 and 2012 and $5.6 million of amortization expense in each of the six month periods ended June 30, 2013 and 2012.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve"). As of June 30, 2013, the Claims Reserve has a balance of $0.7 million.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
New Credit Agreement Loans	$12.6	$—	$19.0	$—
Notes	6.5	—	9.8	—
Old Credit Agreement Loans	—	16.7	7.7	33.5
Amortization of debt issue costs	0.3	0.1	0.5	0.3
Amortization of debt discount	0.7	—	1.0	—
Other interest expense	—	0.2	0.1	0.2
Total interest expense	$20.1	$17.0	$38.1	$34.0
Interest expense increased $3.1 million (18%) and $4.1 million (12%) in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount on the New Term Loan as a result of the Refinancing, partially offset by a lower weighted average long-term debt outstanding during the three and six months ended June 30, 2013 as compared to the same periods of 2012.
Interest on borrowings under the Old Credit Agreement Loans accrued at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Old Credit Agreement Loans accrued interest at 6.50%. During the three and six months ended June 30, 2012, the Old Credit Agreement Loans had an outstanding weighted average balance of $997.5 million and $998.8 million, respectively, taking into consideration $2.5 million of scheduled amortization payments made at the end of the first and second quarters of 2012. During the first half of the first quarter of 2013, the Old Credit Agreement Loans had an outstanding weighted average balance of $952.3 million, taking into consideration $10.5 million of prepayments made during this period.
On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the New Credit Agreement Loans, which include the $640.0 million New Term Loan outstanding and the undrawn $75.0 million New Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the New Term Loan accrued interest at 7.50% during the first three and six months of 2013, as applicable. The first regularly scheduled amortization payment of $1.6 million was made on the New Credit Agreement Loans at the end of the second quarter of 2013. In addition, the New Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method.
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
Other (Expense) Income
Other (expense) income generally includes non-operating gains and losses such as those incurred on the sale or disposal of assets. During the three months ended June 30, 2012, we recognized net $0.1 million of other expense. Other income during the three months ended June 30, 2013 was negligible. During the six months ended June 30, 2013 and 2012, we recognized net $0.4 million and net $0.2 million of other income, respectively.
Income Taxes
The effective income tax rate on the loss from continuing operations for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 was 30.4%, 32.9%, 31.8% and 33.6%, respectively. For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.

Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot for $30.3 million in cash. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of deferred taxes, of $16.8 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the six months ended June 30, 2013.
Details of our Idaho-based operations' operating results are included in note (11) "Assets Held for Sale and Discontinued Operations" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had approximately $17.9 million in outstanding standby letters of credit under the New Revolving Facility. We do not have any other off-balance sheet arrangements.
Critical Accounting Policies
Our critical accounting policies are as follows:
•Revenue recognition;
•Allowance for doubtful accounts;
•Accounting for qualified pension and other post-retirement healthcare benefits;
•Accounting for income taxes;
•Depreciation of property, plant and equipment;
•Stock-based compensation; and
•Valuation of long-lived assets.
There have been no material changes to our critical accounting policies described in the 2012 Annual Report.
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

Cash Flows
Cash and cash equivalents at June 30, 2013 totaled $27.0 million compared to $23.2 million at December 31, 2012, excluding restricted cash of $2.9 million and $7.5 million, respectively. During the six months ended June 30, 2013, cash inflows were largely associated with $30.3 million of proceeds from the sale of our Idaho-based operations and cash flows from operations of $82.2 million, a majority of which was offset by the Refinancing and $57.3 million of capital expenditures.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Six Months Ended June 30,
Net cash flows provided by (used in):	2013	2012
Operating activities	$82.2	$89.3
Investing activities	(26.6)	(57.8)
Financing activities	(51.8)	(5.1)
Net increase in cash	$3.8	$26.4
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the six months ended June 30, 2013 decreased $7.1 million as compared to the same period in 2012. Net cash provided by operating activities for the six months ended June 30, 2012 includes payment of $7.5 million in claims of the Company as of and prior to the Effective Date (the "Predecessor Company"), of which $3.8 million of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. Accordingly, $3.7 million of cash on hand was used to pay claims of the Predecessor Company during the six months ended June 30, 2012. No cash on hand was used to pay claims during the six months ended June 30, 2013. During the six months ended June 30, 2013 and 2012, $0.6 million and $8.6 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand, respectively.
In addition, during the first six months of 2012, $7.7 million of the Cash Claims Reserve was reclassified to another restricted cash account to be used to deploy broadband in unserved areas of Vermont and New Hampshire. This reclassification had no impact on cash provided by operating activities.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2013 decreased $31.2 million as compared to the same period in 2012. This decrease is driven by the sale of our Idaho-based operations during the first quarter of 2013 for $30.3 million in cash proceeds. Capital expenditures were $57.3 million and $58.3 million for the six months ended June 30, 2013 and 2012, respectively.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2013 increased $46.7 million as compared to the same period in 2012. This increase is largely attributable to the Refinancing, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the New Credit Agreement including the $640.0 million New Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan, and approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Debt" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. During the six months ended June 30, 2012, we paid $5.0 million of principal outstanding on the Old Term Loan.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the six months ended June 30, 2013, we contributed $3.8 million to our company-sponsored qualified pension plans and funded benefit payments of $1.7 million under our post-retirement healthcare plans.
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
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the first six months of 2013, our capital expenditures totaled $57.3 million compared to $58.3 million during the same period in 2012. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under our New Revolving Facility).
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
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the New Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the New Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the New Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio.
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
Mandatory Repayments. We are required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, which began June 30, 2013, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, amounts due under the New Credit Agreement are mandatorily repayable with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.

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
The Notes. On the Refinancing Closing Date, we issued $300.0 million in aggregate principal amount of the Notes pursuant to the Indenture in a private offering exempt from registration under the Securities Act.
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
Interest Rate Risk. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of June 30, 2013, our interest rate risk exposure was attributable to the New Credit Agreement, which includes the New Term Loan and the New Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of June 30, 2013, we were not a party to any interest rate derivative agreements. Accordingly, on June 30, 2013, the entire $638.4 million principal balance of the New Term Loan was subject to interest rate risk. Interest payments on the New Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the New Term Loan as of June 30, 2013, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.4 million on an annual basis.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
We are committed to continuing to improve our internal control processes and will continue to review and update our financial reporting controls and procedures as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
During the quarter ended June 30, 2013, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2012 Annual Report, as updated by "Item 1A. Risk Factors" of the quarterly report on Form 10-Q for the quarter ended March 31, 2013.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: August 6, 2013	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
10.1	Amended and Restated Employment Agreement, dated as of April 9, 2013, by and between FairPoint Communications, Inc. and Paul H. Sunu.†(5)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint filed on May 7, 2013.