Form 10-Q
period 2013-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2013-11-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of November 1, 2013, there were 26,477,975 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q for the quarter ended September 30, 2013 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed in this Quarterly Report, in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"), in "Item 1A. Risk Factors" of our quarterly report on Form 10-Q for the quarter ended March 31, 2013 and the factors set forth below:

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

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments related to accrued vested benefits under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Cash	$24,740	$23,203
Restricted cash	1,688	6,818
Accounts receivable (net of $13.9 million and $18.9 million allowance for doubtful accounts, respectively)	89,264	86,999
Prepaid expenses	25,512	20,128
Other current assets	3,318	4,219
Deferred income tax, net	16,257	16,376
Assets held for sale	—	12,549
Total current assets	160,779	170,292
Property, plant and equipment (net of $850.9 million and $642.1 million accumulated depreciation, respectively)	1,311,197	1,438,309
Intangible assets (net of $29.9 million and $21.6 million accumulated amortization, respectively)	108,640	116,992
Debt issue costs, net	7,378	1,111
Restricted cash	651	651
Other assets	3,983	5,006
Total assets	$1,592,628	$1,732,361

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$10,000
Current portion of capital lease obligations	1,396	1,220
Accounts payable	51,456	57,832
Claims payable and estimated claims accrual	256	1,282
Accrued interest payable	3,417	176
Other accrued liabilities	67,822	72,036
Liabilities held for sale	—	407
Total current liabilities	130,747	142,953
Capital lease obligations	825	1,470
Accrued pension obligations	209,041	203,537
Accrued post-retirement healthcare obligations	656,352	616,379
Deferred income taxes	71,153	127,361
Other long-term liabilities	18,606	11,474
Long-term debt, net of current portion	912,630	947,000
Total long-term liabilities	1,868,607	1,907,221
Total liabilities	1,999,354	2,050,174
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,478,175 and 26,288,998 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	264	262
Additional paid-in capital	510,728	506,153
Retained deficit	(667,792)	(568,239)
Accumulated other comprehensive loss	(249,926)	(255,989)
Total stockholders’ deficit	(406,726)	(317,813)
Total liabilities and stockholders’ deficit	$1,592,628	$1,732,361

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$235,989	$242,052	$705,958	$733,979
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	107,646	105,502	332,420	330,937
Selling, general and administrative expense, excluding depreciation and amortization	79,520	80,915	252,489	257,055
Depreciation and amortization	52,877	89,782	228,833	276,769
Reorganization related expense (income)	(229)	172	(790)	(4,043)
Total operating expenses	239,814	276,371	812,952	860,718
Loss from operations	(3,825)	(34,319)	(106,994)	(126,739)
Interest expense	(20,304)	(16,991)	(58,403)	(51,002)
Loss on debt refinancing	—	—	(6,787)	—
Other income	951	548	1,386	725
Loss from continuing operations before income taxes	(23,178)	(50,762)	(170,798)	(177,016)
Income tax benefit	14,218	13,433	61,201	55,902
Loss from continuing operations	(8,960)	(37,329)	(109,597)	(121,114)
Gain on sale of discontinued operations, net of taxes	—	—	10,044	—
Net loss	$(8,960)	$(37,329)	$(99,553)	$(121,114)

Weighted average shares outstanding:
Basic	26,206	25,993	26,181	25,970
Diluted	26,206	25,993	26,181	25,970

(Loss) earnings per share, basic:
Continuing operations	$(0.34)	$(1.44)	$(4.18)	$(4.66)
Discontinued operations	—	—	0.38	—
Loss per share, basic	$(0.34)	$(1.44)	$(3.80)	$(4.66)

(Loss) earnings per share, diluted:
Continuing operations	$(0.34)	$(1.44)	$(4.18)	$(4.66)
Discontinued operations	—	—	0.38	—
Loss per share, diluted	$(0.34)	$(1.44)	$(3.80)	$(4.66)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(8,960)	$(37,329)	$(99,553)	$(121,114)
Other comprehensive income, net of taxes:
Interest rate swaps (net of $(0.4) million and $(0.4) million tax expense, respectively, for three months and nine months ended September 30, 2013)	(542)	—	(542)	—
Qualified pension and post-retirement healthcare plans (net of $0.5 million, $0 million, $1.4 million and $0.8 million tax expense, respectively)	1,887	52	6,605	3,391
Total other comprehensive income	1,345	52	6,063	3,391
Comprehensive loss	$(7,615)	$(37,277)	$(93,490)	$(117,723)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended September 30, 2013
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)
Net loss	—	—	—	(99,553)	—	(99,553)
Issuance of common stock	178	2	(2)	—	—	—
Exercise of stock options	11	—	53	—	—	53
Stock-based compensation expense	—	—	4,524	—	—	4,524
Interest rate swaps	—	—	—	—	(542)	(542)
Employee benefit other comprehensive loss before reclassifications	—	—	—	—	(2,429)	(2,429)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	9,034	9,034
Balance at September 30, 2013	26,478	$264	$510,728	$(667,792)	$(249,926)	$(406,726)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(99,553)	$(121,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(55,472)	(56,743)
Provision for uncollectible revenue	6,665	2,951
Depreciation and amortization	228,833	276,769
Post-retirement healthcare	39,936	36,919
Qualified pension	7,175	(4,047)
Gain on sale of business	(16,910)	—
Loss on debt refinancing	6,787	—
Other non-cash items	3,605	1,497
Changes in assets and liabilities arising from operations:
Accounts receivable	(9,002)	(861)
Prepaid and other assets	(5,443)	(2,937)
Restricted cash	4,554	(7,796)
Accounts payable and accrued liabilities	(10,664)	732
Accrued interest payable	3,241	162
Other assets and liabilities, net	11,287	(2,082)
Reorganization adjustments:
Non-cash reorganization income	(980)	(5,119)
Claims payable and estimated claims accrual	(46)	(8,803)
Restricted cash - cash claims reserve	577	20,291
Total adjustments	214,143	250,933
Net cash provided by operating activities	114,590	129,819
Cash flows from investing activities:
Net capital additions	(91,091)	(95,996)
Proceeds from sale of business	30,452	—
Distributions from investments	1,296	634
Net cash used in investing activities	(59,343)	(95,362)
Cash flows from financing activities:
Refinancing costs	(13,217)	—
Proceeds from issuance of long-term debt	920,590	—
Repayments of long-term debt	(960,200)	(30,000)
Restricted cash	—	1,158
Proceeds from exercise of stock options	53	53
Repayment of capital lease obligations	(936)	(938)
Net cash used in financing activities	(53,710)	(29,727)
Net change	1,537	4,730
Cash, beginning of period	23,203	17,350
Cash, end of period	$24,740	$22,080
Supplemental disclosure of cash flow information:
Reorganization costs paid	$324	$621
Non-cash settlement of claims payable	$—	$7,668

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over a ubiquitous, next-generation fiber network with more than 15,000 route miles (the "Next Generation Network") in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. FairPoint is the incumbent communications provider in the markets it serves, primarily rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of September 30, 2013, the Company's service territory spanned 17 states and operated with approximately 1.2 million access line equivalents in service, including approximately 330,000 broadband subscribers.
On October 26, 2009, the Company and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 ("Chapter 11") of the United States Code. These cases were jointly administered under the caption In re FairPoint Communications, Inc. (collectively, the "Chapter 11 Cases") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On January 24, 2011, the Company substantially consummated its reorganization through a series of transactions contemplated by its Third Amended Joint Plan of Reorganization Under Chapter 11 of the United States Code (as confirmed by the Bankruptcy Court, the "Plan").
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
The Company has reclassified its long-term workers compensation accrual from “Employee benefit obligations” to “Other long-term liabilities” in the December 31, 2012 consolidated balance sheet to be consistent with current period presentation.
Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the depreciation of property, plant and equipment, valuation of intangible assets, qualified pension and post-retirement healthcare plan assumptions, stock-based compensation and income taxes.
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

Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state PUC's (intrastate) or the FCC's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. Rule changes associated with the FCC's CAF/ICC Order (as defined hereinafter) impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on the CAF Phase I rules and will be based on CAF Phase II rules when those are put into effect.
Long distance retail and wholesale revenues are predominantly recurring in nature, whether offered under the Company's flat-rated unlimited packages or whether offered in a usage sensitive pricing package. In either case, they are billed in arrears and recognized when earned. Data and Internet services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of September 30, 2013 and December 31, 2012, unearned revenue of $17.2 million and $18.3 million, respectively, was included in current "Other accrued liabilities" on the condensed consolidated balance sheets.
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
The Company was subject to retail service quality plans in the states of Maine, New Hampshire and Vermont in 2012 and for a portion of 2013 in Maine and Vermont, pursuant to which service quality index ("SQI") penalties were imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments are recorded as a reduction to revenue and to other accrued liabilities on the condensed consolidated balance sheets. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in the northern New England service territories of each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable on the condensed consolidated balance sheets since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
Management makes estimated adjustments, as necessary, to revenue and accounts receivable for billing errors, including certain disputed amounts.
(c) Depreciation Life Study

In connection with the Company's adoption of fresh start accounting on January 24, 2011, property, plant and equipment assets were revalued to their fair value, generally their appraised value after considering economic obsolescence. New remaining useful lives were established and accumulated depreciation was reset to zero.

Periodically, the Company reviews the estimated remaining useful lives of its group asset categories to address continuing changes in technology, competition and the Company’s overall reduction in capital spending and increased focus on more efficient utilization of its existing assets. In the third quarter of 2013, the Company conducted this review and determined that changes to the estimated remaining useful lives for certain asset categories were appropriate. Accordingly, as a result of the changes to the remaining useful lives, depreciation expense in the third quarter of 2013 was approximately $29.0 million less than it would have been absent the changes, resulting in a reduction in net loss of approximately $27.0 million or a benefit of $1.03 per share.
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
(e) Operating Segments
Management views its business of providing data, video and voice communication services to business, wholesale and residential customers as one operating segment. The Company's services consist of retail and wholesale telecommunications and data services, including voice and HSD in 17 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(f) Interest Rate Swap Agreements
In the third quarter of 2013, the Company entered into interest rate swap agreements. For further information regarding these interest rate swap agreements, see note (7) "Interest Rate Swap Agreements." The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the Accounting Standards Codification ("ASC"), the Company records its interest rate swaps on the condensed consolidated balance sheet at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test.
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
In July 2013, the FASB issued ASU 2013-11, which is designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This new guidance becomes effective for the Company on January 1, 2014 and the Company does not expect it to have a material impact on its condensed consolidated financial statements.
(4) Dividends
The Company currently does not pay a dividend on its common stock and does not expect to pay dividends in the foreseeable future.

(5) Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 of $14.2 million, $13.4 million, $61.2 million and $55.9 million, respectively, which equates to an effective tax rate of 61.3%, 26.5%, 35.8% and 31.6%, respectively. For the three months ended September 30, 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance plus state taxes. The decrease in the valuation allowance is due to a change in judgment regarding the realizability of deferred tax assets resulting primarily from the change in the timing of book depreciation due to our depreciation life study. This change in the valuation allowance resulted in $9.6 million of tax benefit during the quarter. For the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes. In addition, the Company recorded deferred income tax expense for the nine months ended September 30, 2013 of $6.7 million on the gain on sale of its Idaho-based operations on January 31, 2013, which is reported within discontinued operations in the statement of operations for the nine months ended September 30, 2013.
Deferred Income Taxes
At September 30, 2013, the Company had gross federal NOL carryforwards of $210.7 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2021 to 2033. At September 30, 2013, the Company had a net, after attribute reduction, state NOL deferred tax asset of $9.8 million. At September 30, 2013, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At September 30, 2013 and December 31, 2012, the Company established a valuation allowance against its deferred tax assets of $193.8 million and $192.5 million, respectively, which consist of a $158.1 million and $159.5 million federal allowance, respectively, and a $35.7 million and $33.0 million state allowance, respectively. During the nine months ended September 30, 2013, a decrease in the Company's valuation allowance of approximately $1.9 million was allocated to accumulated other comprehensive loss in the condensed consolidated balance sheet.
Unrecognized Tax Benefits. Unrecognized tax benefits are reserves established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $3.8 million as of September 30, 2013 and $3.8 million as of December 31, 2012. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the Company did not make any payment of interest and penalties. There was nothing accrued in the condensed consolidated balance sheets for the payment of interest and penalties at September 30, 2013 and December 31, 2012, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2008. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of September 30, 2013 and December 31, 2012, the Company does not have any significant additional jurisdictional tax audits.

(6) Long-Term Debt
Long-term debt for the Company at September 30, 2013 and December 31, 2012 is shown below (in thousands):

	September 30, 2013	December 31, 2012
New Term Loan, due 2019 (weighted average rate of 7.50%)	$636,800	$—
Discount on New Term Loan (a)	(17,770)	—
Notes, 8.75%, due 2019	300,000	—
Old Term Loan, due 2016 (weighted average rate of 6.50%)	—	957,000
Total long-term debt	919,030	957,000
Less: current portion	(6,400)	(10,000)
Total long-term debt, net of current portion	$912,630	$947,000

(a)	The $17.8 million discount on the New Term Loan (as defined below) is being amortized using the effective interest method over the term of the senior secured credit facility due 2019.
As of September 30, 2013, the Company had $59.1 million, net of $15.9 million of outstanding letters of credit, available for borrowing under the New Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the New Term Loan (as defined below), for each of the five years subsequent to September 30, 2013 and thereafter are as follows (in thousands):

Trailing twelve months ending September 30,	Balance Due
2014	$6,400
2015	6,400
2016	6,400
2017	6,400
2018	6,400
Thereafter	904,800
Total long-term debt, including current portion	$936,800
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
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communication's consolidated total leverage ratio, as defined in the New Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communication's consolidated total leverage ratio. In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (7) "Interest Rate Swap Agreements."
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
Mandatory Repayments. Commencing in the second quarter of 2013, FairPoint Communications is required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement. In addition, mandatory repayments are required under the New Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of September 30, 2013, FairPoint Communications was in compliance with all covenants under the New Credit Agreement.
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
Old Credit Agreement
On January 24, 2011, FairPoint Communications and FairPoint Logistics, Inc. (collectively, the "Old Credit Agreement Borrowers") entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan (the "Old Term Loan" and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). On January 24, 2011, the Company paid to the lenders providing the Old Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Old Credit Agreement Loans accrued at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Old Term Loan or (b) a base rate plus 3.50% per annum, which base rate was equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) the applicable LIBOR plus 1.00%. In addition, the Company was required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Old Revolving Facility. The entire outstanding principal amount of the Old Credit Agreement Loans was to be due and payable on January 24, 2016. The Old Credit Agreement required quarterly repayments of principal of the Old Term Loan after the first anniversary of January 24, 2011. During 2012 and in the first quarter of 2013, prior to the Old Credit Agreement being retired, the Company made $43.0 million and $10.5 million, respectively, of principal payments on the Old Term Loan.
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
On February 14, 2013, the Company completed the Refinancing and repaid all amounts outstanding under the Old Credit Agreement.
Debt Issue Costs
On February 14, 2013, the Company completed the Refinancing and capitalized $7.6 million of debt issue costs associated with the New Credit Agreement and Notes. These debt issue costs are being amortized over a weighted average life of 6.2 years using the effective interest method.
On January 24, 2011, the Company entered into the Old Credit Agreement and capitalized $2.4 million of debt issue costs associated with the Old Credit Agreement. These debt issue costs were being amortized over a weighted average life of 3.7 years using the effective interest method. Upon the completion of the Refinancing, the balance of the Old Credit Agreement debt issue costs was principally written off.
As of September 30, 2013 and December 31, 2012, the Company had capitalized debt issue costs of $7.4 million and $1.1 million, respectively, net of amortization.
(7) Interest Rate Swap Agreements

The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015.

The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheet at September 30, 2013 is shown below (in thousands):

	As of September 30, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$908

The effect of the Company’s interest rate swap agreements on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 is shown below (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest rate swaps	$542	$542

There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The Company estimates that none of the amount reported in accumulated other comprehensive loss for interest rate swaps is expected to be reclassified to interest expense in the next 12 months as the interest rate swap agreements are not effective until September 30, 2015.

Each interest rate swap agreement contains a provision whereby if the Company defaults on any of its indebtedness, the Company may also be declared in default under the interest rate swap agreements.
(8) Fair Value

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

In determining fair value, the Company uses a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 -	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 -
Valuations based on quoted prices for similar instruments in active markets or quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded in the first three quarters of 2013 or in 2012.

The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of September 30, 2013, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$908	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

Long-term debt is not carried at fair value, but measured on a recurring basis. The estimated fair values of the Company's long-term debt as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
New Term Loan, due 2019 (b)	$619,030	$638,392	$—	$—
Notes, 8.75%, due 2019	300,000	301,500	—	—
Old Term Loan, repaid February 2013	—	—	957,000	929,500

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the New Term Loan is net of the discount of $17.8 million.
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
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the three and nine months ended September 30, 2013 and 2012 are presented below (in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,633	$5,874	$3,649	$5,923
Interest cost	3,774	5,785	3,695	5,774
Expected return on plan assets	(3,082)	—	(3,356)	(8)
Amortization of actuarial loss	1,635	1,464	575	1,398
Plan settlement	52	—	89	—
Net periodic benefit cost	$7,012	$13,123	$4,652	$13,087

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$13,910	$20,838	$11,841	$19,491
Interest cost	11,175	18,770	10,994	18,139
Expected return on plan assets	(9,384)	—	(9,887)	(25)
Amortization of actuarial loss	3,981	5,934	1,617	4,762
Plan settlement	1,065	—	445	—
Net periodic benefit cost	$20,747	$45,542	$15,010	$42,367
Contributions and Benefit Payments. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contained a pension funding stabilization provision, which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2013 minimum required qualified pension plan contribution is significantly lower than it would have been in the absence of this stabilization provision. On September 25, 2012, the Company elected to defer use of the higher segment rates under the act until the first plan year beginning on or after January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Internal Revenue Code Section 436.
The Company expects to contribute approximately $22.0 million to its qualified pension plans in 2013, which includes the minimum required contribution amount required by the Pension Protection Act of 2006 in addition to discretionary contributions. During the nine months ended September 30, 2013, contributions of $13.2 million were made to the qualified pension plans. The Company expects to fund approximately $5.1 million in benefit payments to its post-retirement healthcare plans during fiscal year 2013, of which $2.6 million was funded during the nine months ended September 30, 2013. Accordingly, during the remainder of fiscal year 2013, the Company expects to contribute approximately $8.8 million to its qualified pension plans and fund approximately $2.5 million in benefit payments to its post-retirement healthcare plans.
Return on Plan Assets. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, the actual return on the pension plan assets were gains of approximately 4.1%, 4.1%, 7.0% and 7.7%, respectively. Net periodic benefit cost for 2013 assumes a weighted average annualized expected return on plan assets of approximately 7.6%. Should the Company's actual return on plan assets be lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its qualified pension plans.

(10) Accumulated Other Comprehensive Loss
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the statement of operations (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Employee benefits:
Amortization of actuarial loss (a)	$3,099	$9,915
Plan settlement (a)	52	1,065
Total employee benefit amounts reclassified from accumulated other comprehensive loss	3,151	10,980
Tax expense	(634)	(1,946)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$2,517	$9,034

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.
(11) Earnings Per Share
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
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares used for basic earnings per share (a)	26,206	25,993	26,181	25,970
Effect of potential dilutive shares (b)	—	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,206	25,993	26,181	25,970
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,300	4,853	5,300	4,853

(a)
Weighted average number of common shares used for basic earnings per share excludes 275,188, 242,844, 283,357 and 246,351 weighted average shares of non-vested restricted stock as of the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three and nine months ended September 30, 2013 and 2012, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. 2010 Long Term Incentive Plan.

(12) Stockholders' Deficit
At September 30, 2013, 37,500,000 shares of common stock were authorized and 26,478,175 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.

The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement that the Company entered into with the Bank of New York Mellon, as the warrant agent, on January 24, 2011. The warrants may be exercised at any time on or before the seventh anniversary of January 24, 2011.
(13) Assets Held for Sale and Discontinued Operations
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana for $30.5 million in gross cash proceeds. The closing of the transaction was completed on January 31, 2013. Eleven FairPoint employees joined the Blackfoot organization at closing. The Company recorded a gain, before $6.7 million of deferred taxes, of $16.9 million upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2013. Due to differences between the book and tax basis of the Idaho-based operations, the gain reported on the sale for income tax purposes will be $27.1 million.
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
The operations of the Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the condensed consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30,
		2013(a)	2012

Revenue	$1,984	$674	$5,927
Income (loss) before income taxes	$406	$477	$1,075

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.

(14) Commitments and Contingencies
(a) Leases
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options or escalation clauses.
(b) Legal Proceedings
From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company's management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. Notwithstanding that the Company emerged from Chapter 11 protection on January 24, 2011, one of the Chapter 11 Cases (Northern New England Telephone Operations LLC - Case No. 09-16365) remains open.
(c) Restricted Cash
As of September 30, 2013, the Company had $2.3 million of restricted cash, of which $0.1 million is reserved for payment of outstanding related bankruptcy issues (the "Cash Claims Reserve"), $1.6 million is reserved for broadband build-out in New Hampshire and $0.6 million is restricted for other purposes.
During the nine months ended September 30, 2013, $0.6 million of the Cash Claims Reserve was released due to favorable resolution of claims, $2.8 million of restricted cash reserved for broadband build-out in Vermont was utilized and $1.7 million of restricted cash reserved for broadband build-out in New Hampshire was utilized.
(d) Magnitude of Bankruptcy Claims
Claims totaling approximately $4.9 billion were filed with the Bankruptcy Court against the Company. As of November 1, 2013, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors. The disallowance of one claim in the amount of $0.2 million has been appealed by the claimant.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" in the 2012 Annual Report, "Item 1A. Risk Factors" in the quarterly report on Form 10-Q for the quarter ended March 31, 2013 and "Cautionary Note Regarding Forward-Looking Statements" contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in nine sections:
•Overview
•February 2013 Refinancing
•Regulatory Environment
•Basis of Presentation
•Results of Operations
•Off-Balance Sheet Arrangements
•Critical Accounting Policies
•New Accounting Standards
•Liquidity and Capital Resources
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.2 million access line equivalents, including approximately 330,000 broadband subscribers, in service as of September 30, 2013.
We own and operate the Next Generation Network in the northern New England states of Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of September 30, 2013, we provide cellular transport, also known as backhaul, through over 1,200 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,000 cellular telecommunications towers in our service footprint.
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
Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. Our extensive fiber network, with over 15,000 route miles, including over 1,000 cellular telecommunications towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cellular telecommunications towers.
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
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013, we are required to spend one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." Should we continue to receive CAF Phase I frozen support in 2014 and 2015, this spend obligation will increase to two-thirds and 100%, respectively. In February of 2013, we filed a petition with the FCC for a partial waiver of the spending obligations. On October 30, 2013, the FCC issued an order denying FairPoint's Petition, but clarifying the spending rules in a manner that effectively provides the relief we requested by allowing us to certify to the spending obligations at the holding company level.
Pursuant to the revised CAF programs, during 2012, we were offered $4.8 million of one-time funding under the FCC's CAF Phase I incremental support program. Under this program, we can use some or all of this support subject to certain restrictions. We notified the FCC that we accepted $2.0 million of CAF Phase I incremental support funding, which will primarily be used in Vermont. On September 10, 2012, we filed a petition with the FCC asking it to waive its rules to allow us to use the remaining $2.8 million of CAF Phase I incremental support funding to bring high-speed broadband services to 697 customer locations in the state of Maine. This petition was withdrawn on August 27, 2013 in response to the FCC making the unused 2012 funding available in the second round of support offered in the 2013 CAF program. On May 22, 2013, the FCC filed the Report and Order in WC

Docket 10-90, which offered the second round of support under the FCC's CAF Phase I incremental support program. We were offered $4.8 million, with the opportunity to oversubscribe to the funding. Additional funding was available in this program to the extent other price cap carriers declined their full amount and because the FCC made an additional $185.0 million available to price cap carriers for this round of support. On August 20, 2013, we applied for $3.3 million from the FCC's CAF Phase I incremental support program. This funding is subject to a challenge process by competing carriers, which is expected to have minimal impact on our funding request.
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
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP included a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate.
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
On April 12, 2012, Maine Governor Paul LePage signed Public Law 2011, Chapter 623 (also known as P.L. 2011, c.623) (the "Maine Deregulation Legislation") into law. The Maine Deregulation Legislation significantly deregulates retail telecommunications service offerings and reduces regulation applicable to ILECs, such as our Northern New England operations. The legislation eliminated regulatory oversight on all retail services other than the basic exchange service defined in Maine as Provider of Last Resort ("POLR") service and significantly reduced FairPoint's maximum exposure to SQI penalties, and reduced the number of reportable retail metrics.
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, decreased from $12.5 million to $2.0 million. Effective as of Maine's SQI fiscal year beginning August 1, 2013, we are no longer subject to SQI penalties and we have pricing discretion with respect to all existing and new telecommunications services other than POLR service.
In this new retail regulatory environment, rules relating to ELECs in New Hampshire and POLR services in Maine are either untested or still being created.
We estimate that these significant changes in both federal and state regulation did not have a material impact through September 30, 2013 and will not have a material impact in the remainder of 2013. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Furthermore, the Maine PUC ("MPUC") issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013, April 14, 2014 and April 14, 2015 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85%, 87% and 90%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. In our filing on April 5, 2013, we stated that directives in the Show Cause Order are based on the unfounded assumption that the Maine Supreme Judicial Court sitting as the Law Court has upheld a determination by the MPUC in the calculation order issued on January 11, 2012 (the "Calculation Order") "that a line may only be counted as an 'addressable' line in the numerator if it is capable of achieving an upload speed of 512 kilobits per second and a download speed of 1.5 megabits per second" even if that line is served by the legacy Asynchronous Transfer Mode ("ATM") network we acquired from Verizon. On August 14, 2013 the MPUC issued an Order Approving a Stipulation between Northern New England Telephone Operations LLC and the Office of the Maine Public Advocate (the "stipulation order"). In exchange for the termination of the show cause proceeding, the stipulation order requires us to: (1) achieve, in Maine, 85% broadband addressability by August 14, 2013 and 87% by April 14, 2014. If either of these commitments is not met, we must achieve 90% broadband addressability in Maine by May 14, 2015. In calculating these percentages, there is no speed requirement for lines served by the legacy ATM network; 2) contribute $100,000 to ConnectME upon completion of the broadband commitment; and 3) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. The money may be spent in our sole discretion although the expenditure must include 30 central office overlays. Central office overlays are defined as the addition of equipment to an existing central office that will enable customers served by that central office with loop lengths of up to 22,000 feet from that central office and who purchase our internet service to have the ability to access our Ethernet-based internet service. Additionally, we must make a good faith effort to obtain CAF Phase 1 incremental funding for Maine in the amount corresponding to a broadband expenditure by us of $2,787,904, which is expected to result in CAF funding of approximately $1,034,850, for a total broadband expenditure of $3,822,754. Northern New England Telephone Operations LLC advised the MPUC of the achievement of 85% broadband addressability by August 14, 2013 on August 14, 2013.
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

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The quarter-to-quarter and year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Voice services	$101,272	$111,337	$306,649	$337,639
Access	80,182	82,015	241,049	253,524
Data and Internet services	41,550	36,793	119,778	106,243
Other	12,985	11,907	38,482	36,573
Total revenues	235,989	242,052	705,958	733,979
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	107,646	105,502	332,420	330,937
Selling, general and administrative expense, excluding depreciation and amortization	79,520	80,915	252,489	257,055
Depreciation and amortization	52,877	89,782	228,833	276,769
Reorganization related (income) expense	(229)	172	(790)	(4,043)
Total operating expenses	239,814	276,371	812,952	860,718
Loss from operations	(3,825)	(34,319)	(106,994)	(126,739)
Interest expense	(20,304)	(16,991)	(58,403)	(51,002)
Loss on debt refinancing	—	—	(6,787)	—
Other income	951	548	1,386	725
Loss before income taxes	(23,178)	(50,762)	(170,798)	(177,016)
Income tax benefit	14,218	13,433	61,201	55,902
Loss from continuing operations	(8,960)	(37,329)	(109,597)	(121,114)
Gain on sale of discontinued operations, net of taxes	—	—	10,044	—
Net loss	$(8,960)	$(37,329)	$(99,553)	$(121,114)

			As of September 30,
Access line equivalents (1):			2013	2012
Residential			542,238	602,530
Business			293,899	303,904
Wholesale			60,315	67,886
Total voice access lines			896,452	974,320
Broadband subscribers			330,698	322,551
Total access line equivalents			1,227,150	1,296,871

(1)
In August 2012, we divested our pay phone operations in our northern New England footprint and completed the process of transitioning these pay phone stations to the buyer in 2013. The Company currently retains access lines for any pay phone stations the buyer continues to operate. In addition, on January 31, 2013, we completed the sale of our Idaho-based operations. Individually and in aggregate, the operations of these divestitures are immaterial to our financial results and, therefore, have not been segregated as discontinued operations in the condensed consolidated statements of operations. At September 30, 2013, excluding all access lines equivalents associated with these divestitures on a pro forma basis, we would have had 1,226,188 access line equivalents, which included 542,238 residential, 292,937 business and 60,315 wholesale voice access lines and 330,698 broadband subscribers. At September 30, 2012, excluding these divestitures on a pro forma basis, we would have had 1,287,038 access line equivalents, which included 599,995 residential, 298,055 business and 67,886 wholesale voice access lines and 321,102 broadband subscribers.

Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. As of September 30, 2013 and 2012, voice access lines in service decreased 8.0% and 7.8% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease in minutes of use. Excluding divestitures, on a pro forma basis, September 30, 2013 and 2012 voice access lines in services would have declined 7.3% and 7.7% year-over-year, respectively. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We were subject to retail service quality plans in the states of Maine, New Hampshire and Vermont for the three and nine months ended September 30, 2012, pursuant to which we incur SQI penalties resulting from any failure to meet the requirements of the respective plans. In New Hampshire, the retail service quality plan was eliminated by SB 48, which was effective August 10, 2012, thereby extinguishing our exposure to SQI penalties in that state. We were subject to the retail service quality plan in Vermont during the three months ended March 31, 2013; however, effective March 31, 2013, we were no longer subject to the retail service quality plan based on our achievement of certain retail service quality metrics. We were still subject to the retail service quality plan in Maine through July 31, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, SQI penalties have been eliminated.
We adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. In 2012, a majority of the penalty credits resulting from these commitments were recorded as a reduction to local voice services revenues with a small portion recorded to access revenues. However, as our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have followed and are now being recorded to access revenues. We expect this trend to continue and the impact of penalty credits on voice services revenues to decrease. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont. During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, local voice services revenues were reduced by $0 million, $0.8 million, $0.5 million and $1.3 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont.
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas through CAF Phase I frozen support. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2013, plus or minus small adjustments recorded during the respective quarters, until the FCC completes its proceedings to adopt a CAF cost model and develops CAF Phase II for our operating areas. Timing of when these FCC proceedings will be completed or whether we will accept or refuse any funding under the CAF Phase II support programs due to the cost of our obligations associated with the funding is unknown. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $3.2 million, $3.8 million, $9.7 million and $10.7 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program.
The following table reflects the primary drivers of changes in voice services revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(8.1)		$(23.7)
(Increase) decrease in accrual of SQI penalties (1)	0.2		(0.4)
Decrease in high-cost loop credits to customers (2)	0.1		0.8
Divestiture of Idaho-based operations	(0.8)		(2.1)
Long distance services revenues	(1.5)		(5.6)
Total change in voice services revenues	$(10.1)	(9)%	$(31.0)	(9)%

(1)
During the three months ended September 30, 2013 and 2012, SQI penalties resulted in a decrease of $0.3 million and $0.5 million, respectively, to local voice services revenues. In the first quarter of 2012, a $1.6 million reversal of SQI penalties was a large contributor to the $0.4 million net increase to local voice services revenues during the nine months ended September 30, 2012. SQI penalties were $0.3 million during the first nine months of fiscal year 2013.

(2)
In 2012, the Vermont Public Service Board ("VPSB") and the MPUC each approved a tariff change whereby we are no longer required to provide high-cost loop credits to customers. For the three and nine months ended September 30, 2012, we recognized a reduction to local voice services revenues related to high-cost loop credits remitted to customers of $0.1 million and $0.8 million, respectively.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration; however, with the increasing need for bandwidth, including cellular backhaul, demand for carrier Ethernet based products is expected to increase over time. Our extensive fiber network, with over 15,000 route miles, including over 1,000 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself.
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
The following table reflects the primary drivers of changes in access revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$2.9		$6.3
(Increase) decrease in accrual of PAP penalties (2)	0.1		(2.4)
Divestiture of Idaho-based operations	(0.9)		(2.4)
Legacy access services (3)	(3.9)		(14.0)
Total change in access revenues	$(1.8)	(2)%	$(12.5)	(5)%

(1)
We offer carrier Ethernet services throughout our market to our wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of September 30, 2013, we provide cellular transport through over 1,200 mobile Ethernet backhaul connections on our Next Generation Network, which has grown significantly over the last two years.

(2)
During the three and nine months ended September 30, 2013, access services revenues were reduced by $0 million and $2.6 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. The impact of PAP penalties on access revenues to the three and nine months ended September 30, 2012 was negligible, given that a majority of these penalties were recorded to voice services revenues in fiscal year 2012.

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
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. From September 30, 2012 to September 30, 2013, we grew broadband subscribers by 2.5% and added more than 8,100 subscribers as penetration reached 36.9% of our voice access lines at September 30, 2013 from 33.1% at September 30, 2012. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of changes in data and Internet services revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$2.2		$6.6
Other data and Internet technology based services	2.6		6.9
Total change in data and Internet services revenues	$4.8	13%	$13.5	13%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $7.2 million, $5.0 million, $19.9 million and $13.3 million, respectively, of retail Ethernet revenues from our Next Generation Network.

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
The following table reflects the primary drivers of changes in other services revenues as compared to the same period in fiscal year 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$1.1		$1.4
Late payment fees (2)	(0.3)		(0.8)
Other (3)	0.3		1.3
Total change in other services revenues	$1.1	9%	$1.9	5%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock-based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect cost of services and sales to decrease over time as voice access lines decline and we continue to make operational improvements and align our human resources with the changing telecommunications landscape.
The following table reflects the primary drivers of changes in cost of services and sales as compared to the same period in fiscal year 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Access expense (1)	$(2.4)		$(8.9)
Employee expense (2)	0.3		0.2
Severance expense (3)	2.7		3.7
Other	1.5		6.5
Total change in cost of services and sales	$2.1	2%	$1.5	—%

(1)	Decrease in 2013 access expense is primarily attributable to increased usage of our IP infrastructure, which has enabled us to significantly reduce the associated costs of utilizing other carriers.

(2)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $44.2 million, $43.9 million, $143.2 million and $143.0 million, respectively, of employee expense. Although we have reduced our workforce, an increase in overtime expense and a decrease in capitalized labor, associated with a reduction in labor intensive capital projects in fiscal 2013, have combined to increase employee expense in the third quarter of 2013 compared to the third quarter of 2012. The decrease for the nine months ended September 30, 2013 compared to the same period in 2012 is attributed to the reduction in our workforce.

(3)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $2.7 million, $0 million, $5.9 million and $2.2 million, respectively, of severance expense.

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
The following table reflects the primary drivers of changes in SG&A expense as compared to the same period in fiscal year 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
(in millions)	Increase (Decrease)%		Increase (Decrease)%
Bad debt expense (1)	$0.8		$3.7
Contracted services (2)	(2.1)		(9.9)
Post-retirement healthcare expense (3)	0.3		3.3
Pension expense (4)	2.2		5.4
Employee expense (5)	2.5		3.6
Severance expense (6)	0.2		(1.4)
Other	(5.3)		(9.3)
Total change in SG&A expense	$(1.4)	(2)%	$(4.6)	(2)%

(1)
The increase in 2013 bad debt expense for the first nine months of 2013 is primarily due to significant settlements with wholesale carriers and an improvement in accounts receivable aging that occurred in fiscal year 2012. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $2.5 million, $1.7 million, $6.7 million and $3.0 million of bad debt expense, respectively.

(2)
The decrease in 2013 contracted services is primarily attributable to reductions in consulting fees and the use of contract labor associated with our process improvements. For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $4.0 million, $6.1 million, $13.9 million and $23.8 million, respectively, of contracted services.

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

(4)
Increase in 2013 qualified pension net periodic benefit cost is primarily attributable to (i) an increase in service cost resulting from a reduction of approximately 54 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2012 compared to December 31, 2011; (ii) an increase in amortization of actuarial losses resulting from higher unamortized actuarial losses being accrued in accumulated other comprehensive loss at December 31, 2012 compared to December 31, 2011; and (iii) higher settlement expense in 2013 as compared to 2012.

(5)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $30.5 million, $28.0 million, $94.2 million and $90.6 million, respectively, of employee expense. The increase in the first nine months of 2013 is primarily attributable to an increase in employee benefits and stock compensation expense, partially offset by a decrease in salaries due to a reduction in workforce.

(6)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $0.8 million, $0.6 million, $1.8 million and $3.2 million of severance expense, respectively.

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
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, we recognized $50.1 million, $87.0 million, $220.4 million and $268.4 million of depreciation expense, respectively. We recognized $2.8 million of amortization expense in each of the three months ended September 30, 2013 and 2012 and $8.4 million of amortization expense in each of the nine months ended September 30, 2013 and 2012.

In connection with our adoption of fresh start accounting on January 24, 2011, property, plant and equipment assets were revalued to their fair value, generally their appraised value after considering economic obsolescence. New remaining useful lives were established and accumulated depreciation was reset to zero.

Periodically, we review the estimated remaining useful lives of our group asset categories to address continuing changes in technology, competition and our overall reduction in capital spending and increased focus on more efficient utilization of our existing assets. In the third quarter of 2013, we conducted this review and determined that changes to the estimated remaining useful lives for certain of our asset categories were appropriate. Accordingly, as a result of the changes applied to the remaining useful lives, our depreciation expense in the third quarter of 2013 was approximately $29.0 million less than it would have been absent the changes.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases occurring after January 24, 2011. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve"). As of September 30, 2013, the Claims Reserve has a balance of $0.3 million.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
New Credit Agreement Loans	$12.6	$—	$31.6	$—
Notes	6.6	—	16.5	—
Old Credit Agreement Loans	—	16.7	7.7	50.2
Amortization of debt issue costs	0.3	0.2	0.6	0.5
Amortization of debt discount	0.7	—	1.6	—
Other interest expense	0.1	0.1	0.4	0.3
Total interest expense	$20.3	$17.0	$58.4	$51.0
Interest expense increased $3.3 million (19%) and $7.4 million (15%) in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount and debt issuance fees related to the New Credit Agreement Loans as a result of the Refinancing, partially offset by a lower weighted average long-term debt outstanding during the three and nine months ended September 30, 2013 as compared to the same periods of 2012.
Interest on borrowings under the Old Credit Agreement Loans accrued at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Old Credit Agreement Loans accrued interest at 6.50%. During the three and nine months ended September 30, 2012, the Old Credit Agreement Loans had an outstanding weighted average balance of $986.6 million and $994.6 million, respectively, taking into consideration $2.5 million of scheduled amortization payments made at the end of the first and second quarters of 2012 and an optional repayment of $25.0 million on August 31, 2012. During the first half of the first quarter of 2013, the Old Credit Agreement Loans had an outstanding weighted average balance of $952.3 million, taking into consideration $10.5 million of prepayments made during this period.
On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the New Credit Agreement Loans, which include the $640.0 million New Term Loan outstanding and the undrawn $75.0 million New Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the New Term Loan accrued interest at 7.50% during the first nine months of 2013, as applicable. Regularly scheduled amortization payments of $1.6 million were made on the New Term Loan at the end of the second and third quarters of 2013. In addition, the New Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of September 30, 2013, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they will have no impact on interest expense in 2013 or 2014.
For further information regarding the New Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Loss on Debt Refinancing
On February 14, 2013, we completed the Refinancing and paid all amounts outstanding under the Old Credit Agreement. In connection with this Refinancing, we incurred $5.6 million in related fees and wrote off $1.2 million of debt issue costs and other prepayments related to the Old Credit Agreement.
Other Income
Other income generally includes non-operating gains and losses such as those incurred on the sale or disposal of assets. During the three months ended September 30, 2013 and 2012, we recognized net $1.0 million and net $0.5 million of other income, respectively. During the nine months ended September 30, 2013 and 2012, we recognized net $1.4 million and net $0.7 million of other income, respectively.
Income Taxes
The effective income tax rate on the loss from continuing operations for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 was 61.3%, 26.5%, 35.8% and 31.6%, respectively. For the three months ended September 30, 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance plus state taxes. The decrease in the valuation allowance is due to a change in judgment regarding the realizability of deferred tax assets resulting primarily from the change in the timing of book depreciation due to our depreciation life study. This change in the valuation allowance resulted in $9.6 million of tax benefit during the quarter. For the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot for $30.5 million in cash. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of deferred taxes, of $16.9 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2013.
Details of our Idaho-based operations' operating results are included in note (13) "Assets Held for Sale and Discontinued Operations" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had approximately $15.9 million in outstanding standby letters of credit under the New Revolving Facility. We do not have any other off-balance sheet arrangements.
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
In July 2013, the FASB issued ASU 2013-11, which is designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This new guidance becomes effective for us on January 1, 2014 and we do not expect it to have a material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources
Overview
Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the New Revolving Facility. Our short- and long-term liquidity needs arise primarily from:

(i)	interest and principal payments on our indebtedness;

(ii)	capital expenditures;

(iii)	working capital requirements as may be needed to support and grow our business; and

(iv)	contributions to our qualified pension plans and payments under our post-retirement healthcare plans.
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
Cash Flows
Cash and cash equivalents at September 30, 2013 totaled $24.7 million compared to $23.2 million at December 31, 2012, excluding restricted cash of $2.3 million and $7.5 million, respectively. During the nine months ended September 30, 2013, cash inflows were largely associated with $30.5 million of proceeds from the sale of our Idaho-based operations and cash flows from operations of $114.5 million, a majority of which was offset by the Refinancing and $91.1 million of capital expenditures.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Nine Months Ended September 30,
Net cash flows provided by (used in):	2013	2012
Operating activities	$114.5	$129.8
Investing activities	(59.3)	(95.4)
Financing activities	(53.7)	(29.7)
Net increase in cash	$1.5	$4.7
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the nine months ended September 30, 2013 decreased $15.3 million as compared to the same period in 2012. Net cash provided by operating activities for the nine months ended September 30, 2012 includes payment of $8.8 million in claims of the Company as of and prior to January 24, 2011 (the "Predecessor Company"), of which $3.8 million of these claims were paid using funds of the Cash Claims Reserve established on January 24, 2011 by the Predecessor Company. Accordingly, $5.0 million of cash on hand was used to pay claims of the Predecessor Company during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, $0.2 million of cash on hand was used to pay claims. During the nine months ended September 30, 2013 and 2012, $0.6 million and $8.8 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand, respectively.
In addition, during the first nine months of 2012, $7.7 million of the Cash Claims Reserve was reclassified to another restricted cash account to be used to deploy broadband in unserved areas of Vermont and New Hampshire. This reclassification had no impact on cash provided by operating activities.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2013 decreased $36.1 million as compared to the same period in 2012. This decrease is driven by the sale of our Idaho-based operations during the first quarter of 2013 for $30.5 million in cash proceeds. Capital expenditures were $91.1 million and $96.0 million for the nine months ended September 30, 2013 and 2012, respectively.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2013 increased $24.0 million as compared to the same period in 2012. This increase is largely attributable to the Refinancing, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the New Credit Agreement including the $640.0 million New Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan, and approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Debt" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. During the nine months ended September 30, 2013, we paid approximately $3.2 million of principal outstanding on the New Term Loan. During the nine months ended September 30, 2012, we paid $30.0 million of principal outstanding on the Old Term Loan.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
Through September 30, 2013, we have contributed approximately $13.2 million to our Company sponsored qualified pension plans and, accordingly, have met the minimum funding requirements under the Pension Protection Act of 2006 for 2013. As of September 30, 2013, we have made benefit payments of $2.6 million under our post-retirement healthcare plans.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations and as a result, in the aggregate, our near-term estimated required pension plan contributions will be lower than they would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term required contributions will be less than they otherwise would have been and will increase in the medium to long-term.
On September 25, 2012, we elected to defer use of the higher segment rates under this act until the first plan year beginning on or after January 1, 2013 solely for determination of the AFTAP used to determine benefit restrictions under Section 436 of the Code.
In 2013, we expect to contribute approximately $22.0 million to our qualified pension plans and to fund approximately $5.1 million in benefit payments under our post-retirement healthcare plans. In 2014, we expect our pension plan contributions will be approximately $28.0 million to $30.0 million.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the first nine months of 2013, our capital expenditures totaled $91.1 million compared to $96.0 million during the same period in 2012. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under our New Revolving Facility).
Debt
The New Credit Agreement. In connection with the Refinancing, we entered into the New Credit Agreement, which provides for the $75.0 million New Revolving Facility, including a sub-facility for the issuance of $40.0 million in letters of credit, and the $640.0 million New Term Loan. The New Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the New Term Loan and commitments under the New Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the New Credit Agreement. The New Term Loan will mature on February 14, 2019 and the New Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the New Credit Agreement. As of September 30, 2013, the Company had $59.1 million, net of $15.9 million of outstanding letters of credit, available for borrowing under the New Revolving Facility.
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the New Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the New Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the New Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio. In the third quarter of 2013, we entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires us to pay a fixed rate of 2.665% and provides that we will receive a variable rate based on the three month LIBOR rate, subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to us will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in “Item 1. Financial Statements” included elsewhere in this Quarterly Report.
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
Mandatory Repayments. Commencing in the second quarter of 2013, we are required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, mandatory repayments are due under the New Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
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
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of FairPoint Communications and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the New Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15 of each year.
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
The Old Credit Agreement. On January 24, 2011, the Old Credit Agreement Borrowers entered into the Old Credit Agreement. The Old Credit Agreement was comprised of the Old Revolving Facility, which had a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Old Term Loan. The entire outstanding principal amount of the Old Credit Agreement Loans was due and payable five years after January 24, 2011, subject to certain conditions. On February 14, 2013, we entered into the New Credit Agreement and repaid all outstanding amounts under the Old Credit Agreement, which was subsequently terminated. In addition, the following agreements relating to the Old Credit Agreement Loans were terminated on the Refinancing Closing Date: (i) the Security Agreement, dated as of January 24, 2011, among FairPoint Communications, the subsidiaries of FairPoint Communications party thereto and Bank of America, N.A., as administrative agent, (ii) the Pledge Agreement, dated as of January 24, 2011, made by FairPoint Communications and the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent, and (iii) the Continuing Guaranty, dated as of January 24, 2011, made by the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with the variable interest rate in our New Credit Agreement and our qualified pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates, fixed income securities and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading or speculative purposes. Our primary market risk exposures are interest rate risk and investment risk as follows:
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of September 30, 2013, our interest rate risk exposure was attributable to the New Credit Agreement, which includes the New Term Loan and the New Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of September 30, 2013, we were party to interest rate swap agreements in connection with borrowings under the New Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on September 30, 2013, the entire $636.8 million principal balance of the New Term Loan was subject to interest rate risk. Interest payments on the New Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the New Term Loan as of September 30, 2013, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.4 million on an annual basis.
For further information regarding the New Credit Agreement, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt," note (6) "Long-Term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to participants.

Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liability and the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. For activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, lower returns on plan assets, decrease in the fair value of plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
We are committed to continuing to improve our internal control processes and will continue to review and update our financial reporting controls and procedures as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on January 24, 2011, one of the Chapter 11 Cases remains open.
Item 1A. Risk Factors.

During the quarter ended September 30, 2013, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2012 Annual Report, as updated by "Item 1A. Risk Factors" of the quarterly report on Form 10-Q for the quarter ended March 31, 2013.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: November 5, 2013	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.*
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

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