Form 10-K
period 2013-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2014-03-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
 ______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 28, 2013 (based on the closing price of $8.35 per share) was $216,153,093.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of February 28, 2014, there were 26,681,024 shares of the registrant's common stock, par value $0.01 per share, outstanding.
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

FAIRPOINT COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Annual Report on Form 10-K for our fiscal year ended December 31, 2013 (this "Annual Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report and the factors set forth below:

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

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives, labor negotiations and any work stoppages relating thereto, and any resulting financial or operational impact;

•
material technological developments and changes in the communications industry, including declines in access lines and disruption of our third party suppliers' provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments related to accrued vested benefits under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

•
"Verizon New England" refers to the local exchange business of Verizon New England Inc. in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries' (other than Cellco Partnership) related long distance and Internet service provider business in those states prior to the Merger.

•	"Predecessor Company" refers to the Company during all periods as of and preceding the Effective Date (as defined herein).
Our Business
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network (as defined herein) in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our local exchange carriers ("LECs") have served their respective communities for more than 80 years. We operate with approximately 1.2 million access line equivalents, including approximately 330,000 broadband subscribers, in service as of December 31, 2013.
We own and operate an extensive next-generation fiber network with more than 16,000 miles of fiber optic cable (the "Next Generation Network") in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2013, we provide cellular transport, also known as backhaul, through over 1,300 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,000 cellular telecommunications towers in our service footprint.
We were incorporated in Delaware in 1991 and grew through acquisitions to operate 30 LECs in 18 states with approximately 0.3 million access line equivalents as of December 31, 2007. Then, in March 2008, we completed the acquisition of the Northern New England operations from Verizon through the Merger. This acquisition significantly expanded our geographic platform in Maine, New Hampshire and Vermont increasing our access line density and at that time adding approximately 1.6 million access line equivalents from residential, business and wholesale customers.
Transformation of our Business
We have transformed our network and are aligning our communications services to meet changing customer preferences and communications requirements. Over the past few years, we have made significant capital investments in our Next Generation Network to expand our business service offerings to meet the growing data needs of our business customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers.
Business and wholesale customers have a growing demand for bandwidth and are converting from services such as Asynchronous Transfer Mode ("ATM") and Frame Relay and dedicated transport using T-1s to Ethernet-based products. Businesses are also looking to take advantage of the flexibility of voice services via Voice over Internet Protocol ("VoIP"). Residential customer trends have shown an increasing adoption and demand for higher speed broadband services while traditional voice services are giving way to wireless and alternative carriers. Our plan is to continue to add advanced data products and services that meet our business and wholesale customers’ needs while providing HSD options, attractive pricing features and appealing bundle offers that help retain our residential customer base.
We have been successful in meeting the needs of our wireless carrier customers through our Fiber to the Tower ("FTTT") initiative. We have seen an increase in fiber backhaul from wireless carriers since late 2010. We now have over 1,000 cell towers served with fiber. Our extensive fiber network of over 16,000 miles of fiber optic cable in Maine, New Hampshire and Vermont is a competitive advantage in delivering FTTT services.
We believe recent regulatory reforms in Maine, New Hampshire and Vermont will serve to promote fair competition among communication services providers in that region. We continue to believe that there is a significant organic growth opportunity within these business markets given our extensive fiber network and IP-based product suite combined with our relatively low business market share in these areas.
Generation of Revenue
We offer a broad portfolio of services to meet the communications and technology needs of our customers, including bundling of services designed to simplify our customers' purchasing and management processes. Our basic offerings are outlined below.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for more information regarding our revenue sources and financial results, respectively.
Data and Internet Services
We believe data and Internet services are the cornerstone of our growth strategy for our business customers who require more advanced data solutions and our wholesale customers who experience capacity demands from their end users for higher speed services. We offer an extensive array of high capacity data services including: optical, Ethernet, IP services, Ethernet virtual circuit technology for cellular backhaul and private line special access services. We work with large businesses and carriers to deliver network capacity to meet their specific needs, including migrating networks from time division multiplexing to Ethernet-based high capacity circuits. We have recently expanded our portfolio to include Hosted PBX (Primary Branch Exchange) service over our Ethernet network. This service provides a cloud based voice offering for business customers. The service leverages our softswitch platform and uses a set of approved vendors for on-site hardware and maintenance support. Hosted PBX service allows us to continue to expand the services we offer to business customers, while leveraging our Ethernet network.
We offer broadband Internet access via digital subscriber line ("DSL") technology, fiber-to-the-home technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer-owned equipment and software to establish a presence on the Internet. We offer enhanced Internet services, which include obtaining IP addresses, basic website design and hosting, domain name services, content feeds and web-based e-mail services. We also offer carrier Ethernet services throughout our market to our business and wholesale customers. Carrier Ethernet services provide high capacity internet access as well as private corporate networking solutions at high speeds to our business customers.
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
High-Cost Loop Funding. We receive Connect America Fund ("CAF") Phase I frozen support (formerly Universal Service Fund ("USF") high-cost support) subsidies to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas, as described below in "—Regulatory Environment".

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
Network Switched Access Service. Network access enables long distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network switched access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. Network switched access compensation is subject to the Federal Communications Commission ("FCC") CAF/intercarrier compensation ("ICC") Order (referred to hereafter as the "CAF/ICC Order"), as described in "—Regulatory Environment." Under the new rules, network switched access revenues are expected to continue to decline, but on a more predictable basis with fewer disputes.
Interstate Access Charges. We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our exchanges to a customer in another state, or when such a call is terminated to a customer in one of our exchanges. We also generate interstate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as HSD services, to a customer in one of our local exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges as described below; however, interstate access charges are regulated and approved by the FCC instead of the state regulatory authority.
Intrastate Access Charges. We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our local exchanges. We also generate intrastate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as HSD services, to a customer in one of our local exchanges. The interexchange carrier pays us an intrastate access fee for either terminating or originating the communication. We bill access charges relating to such service through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority and are also subject to the rate transitions ordered by the FCC in its CAF/ICC order.
Other Services
We seek to capitalize on our LECs' local presence and network infrastructure by offering enhanced services to customers, including directory services, video and special purpose projects, among others.
Directory Services. Through our local telephone companies, we publish telephone directories in some of our locations. These directories provide white page listings, yellow page listings and community information listings. We contract with leading industry providers to assist in the sale of advertising and the compilation of information, as well as the production, publication and distribution of these directories. We do not publish directories in our Northern New England markets and do not receive any portion of the directory advertising associated with the directories in those markets.
Video. In certain of our markets, we offer video services to our customers by reselling DirecTV content and providing cable and IP television video-over-DSL.
Value Added Services. In targeted markets, we offer additional value added and convenience-based services for our customers including power utility offerings through a marketing arrangement and conference calling services for business and residential customers, among others. We are continually working to build stronger relationships with our customers as their needs evolve.
Special Purpose Projects. Upon request from customers, we provide project-based implementation support services. These services are provided on a time and materials basis at the customer location as part of a larger FairPoint solution. This capability allows us to better serve our customers and assist in filling resource gaps they may encounter when implementing new communications plans.

Our Markets
Most of our 32 LECs operate as the incumbent local exchange carrier ("ILEC") in each of their respective markets with business, wholesale and residential customers in addition to broadband subscribers. The following chart identifies the number of access line equivalents and percentage thereof by customer type as of December 31, 2013 and 2012:

Access Line Equivalents by Type	December 31, 2013		December 31, 2012
Residential	527,890	43.7%	586,725	45.9%
Business	291,417	24.2%	299,701	23.5%
Wholesale	59,859	5.0%	65,641	5.1%
Total voice access lines	879,166	72.7%	952,067	74.5%
Broadband subscribers	329,766	27.3%	326,367	25.5%
Total access line equivalents (1)	1,208,932	100.0%	1,278,434	100.0%

(1)	On January 31, 2013, we completed the sale of our operations in Idaho which accounted for 5,604 access line equivalents at December 31, 2012.
Our operations are primarily focused in rural and small urban markets and are geographically concentrated in the northeastern United States. The following chart identifies the number of access line equivalents and percentage thereof by state as of December 31, 2013 and 2012:

Access Line Equivalents by State	December 31, 2013		December 31, 2012
Maine	424,186	35.1%	452,743	35.4%
New Hampshire	347,738	28.8%	363,495	28.4%
Vermont	254,833	21.1%	264,266	20.7%
Florida	44,155	3.7%	47,394	3.7%
New York	42,162	3.5%	43,901	3.4%
Washington	37,552	3.1%	40,000	3.1%
Missouri	12,650	1.0%	13,147	1.0%
Ohio	11,634	1.0%	12,089	1.0%
Virginia	8,049	0.7%	8,320	0.7%
Kansas	5,994	0.5%	6,202	0.5%
Pennsylvania	5,322	0.4%	5,564	0.4%
Illinois	4,971	0.4%	5,393	0.4%
Oklahoma	3,837	0.3%	4,101	0.3%
Colorado	2,914	0.2%	3,160	0.3%
Other states (1)	2,935	0.2%	3,055	0.3%
Idaho (2)	—	—%	5,604	0.4%
Total access line equivalents	1,208,932	100.0%	1,278,434	100.0%

(1)	Includes Massachusetts, Georgia and Alabama.

(2)	On January 31, 2013, we completed the sale of our Idaho-based operations.
Sales and Marketing
FairPoint Communications owns and operates a fiber-core Ethernet network for delivery of advanced data, voice and video technologies to businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers. With more than 16,000 miles of fiber optic cable and 87% of our central offices enabled for Ethernet services, FairPoint offers the largest such network in Northern New England. Combined with our copper network, our infrastructure reaches more than 95% of businesses in Maine, New Hampshire and Vermont. By investing in a dense, high-performing, scalable network, FairPoint has bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, VoIP, data storage, managed services and disaster recovery. Our marketing approach emphasizes the benefits of our advanced network while utilizing customer-oriented, locally-focused messages that resonate by community and by customer segment.
Our focus on individual communities stems from the expertise of more than 3,100 employees who work and live in the markets where we provide service, as well as our belief that many customers in our territory prefer to do business locally. We view our visible local presence as a competitive differentiator because it enables a prompt and locally relevant approach to opportunities and challenges in sales and service, operations, and marketing. As a result, we often leverage the heritage of the LECs in our service areas and the brand recognition our long history of service provides.
We tailor our marketing offers, messaging and tactics to be effective and efficient for each customer audience using both call center and direct sales channels. Residential customers, who make up the largest part of our customer base, are directed to customer sales and service call centers based in the markets we serve. As we seek continued growth in business services, we leverage local call centers for sales and service efficiency among our small-office and home-office clientele, as well as a direct sales force that is trained to develop advanced, customized voice and data solutions. The direct sales force that focuses on small and medium businesses dedicates representatives to exclusive geographic territories and encourages involvement in the local business community during and after hours. The direct sales force focused on large and enterprise business utilizes both a geographic territory assignment and a named account program. The government, education and wholesale teams utilize a named account approach, focusing on specific new and existing customers within their annual sales plans.

We maintain teams of local sales support staff and experienced sales engineers who can design the right solution for each organization and guide new customers during the pre- and post-sales process. Support teams are customized based on account size and product set, and dedicated representatives are on call to answer questions, troubleshoot if necessary, and serve as a conduit to much broader resources, options and support, including our in-market Network Operations Center. We also place an emphasis on customer satisfaction and retention, with certain representatives focused on maintaining existing customer relationships.
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
Our back-office and operations support systems are a combination of integrated off-the-shelf packages that have been customized to support our operations as well as software as a service solution. Our Northern New England operations carrier access billing and our Telecom Group billing operations are supported by outsourced third-party platforms.
Our systems are supported by a combination of employees and contractors. Our internal IT group supports data center operations, data network operations, internal help desk, desktop support and phases of the systems development life cycle. We use professional services firms for the majority of software development and maintenance.
Network Architecture and Technology
Rapid and significant changes in technology continue in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we continue to evolve and expand our advanced Next Generation Network in our Northern New England operations. The Next Generation Network is an IP/MPLS network operating on a fiber transport infrastructure that has over 16,000 miles of fiber optic cable. This network is the largest IP/MPLS based network in Northern New England. We have made significant investments in our fiber optic network to expand our business service offerings to meet the growing needs of our customers and to increase broadband speeds and capacity in our consumer markets. We expect to continue to invest in expanding the reach of our fiber network to connect directly to customers' premises, cellular towers and data centers. We monitor the Next Generation Network utilization and augment capacity as needed to avoid network problems. We believe this network architecture will enable us to efficiently respond to these technological changes.
Next Generation Network transport systems in our Northern New England operations and our Telecom Group are a combination of Synchronous Optical Network, Dense Wave Division Multiplexing and Ethernet transport capable of satisfying customer demand for high speed bandwidth transport services. This system supports advanced services including carrier Ethernet services and legacy data products such as Frame Relay and ATM, facilitating delivery of advanced services as demand warrants.
In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2013, all of our central offices are capable of providing broadband services through DSL technology, cable modem and/or wireless broadband.
During 2013, we expanded our broadband availability across our 17-state territory, which included expanding our broadband footprint in New Hampshire to reach 95% of our customers in the state. We have also made significant updates to our network in rural communities in the 17 states served by our Telecom Group, bringing greater network speed to our customers.

Our LEC network consists of 93 host central offices and 412 remote central offices, all with digital switches. Approximately 99% of our central offices are served by fiber optic facilities, which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.
Competition
The telecommunications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various types of technologies. The competitive environment continues to intensify as consumers and businesses are provided more options for a variety of services, pricing and service quality. Presently, there are four predominant types of local telephone service providers, or carriers, in the telecommunications industry: ILECs, CLECs, cable companies and wireless carriers. ILECs, which the majority of our 32 LECs operate as, were the traditional monopoly providers of the local telephone service prior to the passage of the Telecommunications Act of 1996 (the "1996 Act"). A CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC. CLECs typically offer voice and data services to their customers. Cable companies are the traditional video distribution providers in the market and are now selling packages of voice and data services along with their video services. Wireless competitors also have a significant presence in most markets, offering local and long distance voice services, along with mobile data offerings. As a result, competition in local exchange service areas for voice and data services has increased and is expected to continue to increase from these competitors.
Overall, we face intense competition from a variety of sources for our voice and data services in most of the areas we now serve, many of whom have greater resources and access to capital, and we expect that such competition will continue to intensify in the future. This competition has had an adverse impact on our access lines, broadband subscriber growth rates and revenues.
Regulations and technology change quickly in the communications industry, and these changes have historically had, and are expected to continue in the future to have, a significant impact on competitive dynamics. For instance, the ubiquity of wireless networks coupled with technology changes, such as VoIP and data-driven devices (i.e., smartphones and computer tablets), are creating increased competition and technology substitution, a trend we expect will continue for the foreseeable future. Public monies in the form of stimulus funds to build broadband networks are also providing a new source of competition for us. In addition, many of our competitors have access to larger workforces or have substantially greater name-brand recognition and financial, technological and other resources than we do. Moreover, some of our competitors, including wireline, wireless and cable, have formed and may continue to form strategic alliances to offer bundled services in our service areas.
We estimate that, as of December 31, 2013, most of the customers that we serve have access to voice, network transport, video services and Internet services through a cable television company. In addition, increasingly, both CLECs and cable companies have begun to penetrate the market for high capacity circuits for large businesses and carriers, including interexchange and wireless providers.
In addition, in most of our service areas, we face competition from wireless carriers for voice and mobile data services. A large portion of households in the United States are moving to a wireless only model. Wireless carriers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for our access lines and are becoming an increasing threat to our local voice line business. In addition, wireless companies continue to expand their high-speed Internet offerings, which may result in more intense competition for our high-speed Internet customers. Additionally, traditional wireline applications, such as home security systems, are now moving to IP-based models, leveraging an Internet connection in place of a traditional phone line. Although there are unique benefits of our wireline phone service, such as land lines remaining active in the event of a home power outage, we expect continued migration to IP-based and wireless voice services.
We are actively addressing our competitive environment with a multi-faceted approach to increase our market share. This approach is comprised of acquisition programs and new product introductions, retention programs, win-back and upsell initiatives.
Our relatively low current market share provides us the opportunity to both win-back business customers who have left for another carrier as well as acquire new business. In order to better address the needs of our customers and prospects, we segment them across specific channels. Our focus for residential customers is to drive increasing penetration of high speed data customers. We are upgrading our access infrastructure to provide higher speed internet access services via high capacity copper and fiber facilities to more customers and communities each year. We are focusing on promotional programs that allow us to differentiate from cable operators including price lock and multi-year discount programs. We believe bundled services continue to provide value to customers and, as such, we package our services in a range of price points.
In the business and government segments, our Next Generation Network with over 16,000 miles of fiber allows us to deliver Ethernet and fiber based data services typically ranging from 1Mbs to 1Gps. Along with our high capacity data services, we offer competitively priced voice services through VoIP or time division multiplexing ("TDM"). Our three contiguous state footprint allows businesses with muti-state locations to work with one local vendor. Our geographic coverage and extensive fiber network is an attractive feature for our wholesale customers such as wireless carriers seeking cell tower backhaul services and national carriers seeking middle and last mile solutions.
We have a multi-channel retention team, responsible for developing and executing customer retention programs across all areas of FairPoint. Our save desk team has been enhanced to retain disconnecting customers. In addition, we have initiated proactive programs to address customers coming off of promotions and term contracts. Through early intervention, we expect to reduce churn and retain customers longer.
See "—Regulatory Environment" herein and "Item 1A. Risk Factors" included elsewhere in this Annual Report for more information regarding the competition that we face.
Employees
As of December 31, 2013, we employed a total of 3,171 employees, 2,017 of whom were covered by 14 collective bargaining agreements. Our agreements with the International Brotherhood of Electrical Workers ("IBEW") and the Communications Workers of America ("CWA") in Northern New England cover approximately 1,800 employees in the aggregate and expire in August 2014. See "Item 1A. Risk Factors—A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements, two of which, covering approximately 1,800 employees, expire in August 2014. If we are unable to renegotiate these agreements prior to expiration, employees could engage in strikes or other collective behaviors, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities." In addition, one collective bargaining agreement in the Telecom Group is due to expire in July 2014.
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
The Plan provided for, among other things:

(i)
the cancellation and extinguishment on the Effective Date of all our equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of our common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests,

(ii)
the issuance of shares of our new common stock, par value $0.01 per share, and the issuance of warrants to purchase shares of our common stock to holders of certain claims in connection with a warrant agreement that we entered into with The Bank of New York Mellon, as the warrant agent, on the Effective Date, in accordance with the Plan,

(iii)	the satisfaction of claims associated with

(a)
the credit agreement dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A., as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented, or otherwise modified from time to time, the "Pre-Petition Credit Facility),

(b)
the 13-1/8% senior notes due April 1, 2018 (the "Old 13-1/8% Notes), which were issued pursuant to the indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended, and

(c)
the 13-1/8% senior notes due April 2, 2018 (the "New 13-1/8% Notes" and, together with the Old 13-1/8% notes, the "Pre-Petition Notes"), which were issued pursuant to the indenture, dated as of July 29, 2009, by and between, FairPoint Communications and U.S. Bank National Association, and

(iv)
the termination by its conversion into the Old Revolving Facility (as defined below) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the "DIP Credit Agreement").

Our common stock began trading on The Nasdaq Stock Market LLC (the "NASDAQ") on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics, Inc. (collectively, the "Old Credit Agreement Borrowers")

entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan facility (the "Old Term Loan", and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). As discussed below, we refinanced the Old Credit Agreement Loans on February 14, 2013. For more information about this refinancing, see "—February 2013 Refinancing" herein.
In connection with the Chapter 11 Cases, we also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont and agreed to regulatory settlements with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a "Merger Order", and collectively, the "Merger Orders"). For more information regarding these regulatory settlements, see "—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" herein.
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
February 2013 Refinancing

On February 14, 2013 (the "Refinancing Closing Date"), we completed the refinancing of the Old Credit Agreement Loans (the "Refinancing"). In connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of 8.75% senior secured notes due in 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture that we entered into on the Refinancing Closing Date (the "Indenture") and (ii) entered into a new credit agreement (the "New Credit Agreement"), dated as of the Refinancing Closing Date. The New Credit Agreement provides for a $75.0 million revolving credit facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit (the "New Revolving Facility"), and a $640.0 million term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Credit Agreement Loans"). On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources" included elsewhere in this Annual Report.
Regulatory Environment
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent those carriers provide, originate or terminate interstate or international telecommunications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate telecommunications. In addition, pursuant to the 1996 Act, which amended the Communications Act of 1934 (as amended, the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
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
Overview of FCC CAF/ICC Order to Reform Universal Service and Intercarrier Compensation
On March 16, 2010, the FCC submitted the National Broadband Plan ("NBP") to the United States Congress. The NBP is a plan to bring high-speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved and to address changes to interstate access charges and other forms of ICC.
On November 18, 2011, the FCC released its comprehensive landmark order to modify the nationwide system of universal support and the ICC system (the "CAF/ICC Order"). In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The intent of CAF is to bring high-speed affordable broadband services to all Americans. The CAF/ICC Order fundamentally reforms the ICC process that governs how communications companies bill one another for exchanging traffic, gradually phasing down these charges.

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
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We anticipate receiving CAF Phase I frozen support in 2014 and, if we do so, our spend obligation will increase to two-thirds. Should we continue to receive CAF Phase I frozen support in 2015 as well, this spend obligation will increase to 100%. In February of 2013, we filed a petition with the FCC for a partial waiver of the spending obligations. On October 30, 2013, the FCC issued an order denying FairPoint's petition, but clarifying the spending rules in a manner that effectively provides the relief we requested by allowing us to certify to the spending obligation at the holding company level.
In addition, pursuant to the revised CAF programs, during 2012, we were offered $4.8 million of one-time funding under the FCC's CAF Phase I incremental support program. Under this program, we can use some or all of this support subject to certain restrictions. We notified the FCC that we accepted $2.0 million of CAF Phase I incremental support funding, which is primarily being used in Vermont. On September 10, 2012, we filed a petition with the FCC asking it to waive its rules to allow us to use the remaining $2.8 million of CAF Phase I incremental support funding to bring high-speed broadband services to 697 customer locations in the state of Maine. This petition was withdrawn on August 27, 2013 in response to the FCC making the unused 2012 funding available in the second round of support offered in the 2013 CAF program. On May 22, 2013, the FCC filed the Report and Order in WC Docket 10-90, which offered the second round of support under the FCC's CAF Phase I incremental support program. We were offered $4.8 million, with the opportunity to oversubscribe to the funding. Additional funding was available in this program to the extent other price cap carriers declined their full amount and because the FCC made an additional $185.0 million available to price cap carriers for this round of support. On August 20, 2013, we applied for $3.3 million from the FCC's CAF Phase I incremental support program and were awarded only $2.9 million due to challenges filed against some of the locations by competing carriers.

FCC New Rules for ICC System. The CAF/ICC Order reformed rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The new rules, the majority of which were effective beginning July 1, 2012, established separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC established a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC required carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which was the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue was used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and no more than $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and no more than $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. We began billing the ARC charges for our price cap and rate of return companies in July 2012 as outlined by the rules above. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
Vermont Incentive Regulation Plan

Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our Northern New England Vermont service territory. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate. The IRP expires on December 31, 2014 and, in order to maintain favorable regulatory treatment, which includes pricing flexibility, reduced regulatory oversight, elimination of automatic service quality penalties and more flexible rate filing options, we will need to extend the IRP or propose a successor IRP to the Vermont Public Service Board ("VPSB").
Legislation for Maine and New Hampshire
During the middle of fiscal year 2012, legislation was enacted into law in both Maine and New Hampshire, which decreased the scope of retail telecommunications regulation for us, eliminating many of the state-specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace.
Effective August 10, 2012, the New Hampshire legislature enacted Chapter 177 (known as Senate Bill 48) ("SB 48") in its Session Laws of 2012. SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire Public Utilities Commission ("NHPUC") has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to:

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

In New Hampshire, beginning with the August 10, 2012 effective date of SB 48, our exposure to annual SQI penalties was eliminated (from $12.5 million to zero) and we have pricing discretion with respect to existing and new retail telecommunications services other than basic local exchange service and certain services provided to customers who qualify for the federal lifeline discount.
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
During the years ended December 31, 2013 and 2012, voice services revenues were increased by $0.1 million and reduced by $0.2 million, respectively, due to SQI penalties. We estimate that these significant changes in both federal and state regulation will not have a material impact in 2014. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
The Maine Public Utilities Commission ("MPUC") issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013, April 14, 2014 and April 14, 2015 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85%, 87% and 90%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. In our filing on April 5, 2013, we stated that directives in the Show Cause Order are based on the unfounded assumption that the Maine Supreme Judicial Court sitting as the Law Court has upheld a determination by the MPUC in the calculation order issued on January 11, 2012 (the "Calculation Order") "that a line may only be counted as an 'addressable' line in the numerator if it is capable of achieving an upload speed of 512 kilobits per second and a download speed of 1.5 megabits per second" even if that line is served by the legacy ATM network we acquired from Verizon. On August 14, 2013 the MPUC issued an Order Approving a Stipulation between Northern New England Telephone Operations LLC and the Office of the Maine Public Advocate (the "stipulation order"). In exchange for the termination of the show cause proceeding, the stipulation order requires us to achieve, in Maine, 85% broadband addressability by August 14, 2013 and 87% by April 14, 2014. If either of these commitments is not met, we must achieve 90% broadband addressability in Maine by May 14, 2015. In calculating these percentages, there is no speed requirement for lines served by the legacy ATM network. Additionally, we must (1) contribute $100,000 to ConnectME upon completion of the broadband commitment and (2) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. The money may be spent in our sole discretion although the expenditure must include 30 central office overlays. Central office overlays are defined as the addition of equipment to an existing central office that will enable customers served by that central office with loop lengths of up to 22,000 feet from that central office and who purchase our internet service to have the ability to access our Ethernet-based internet service. Additionally, we must make a good faith effort to obtain CAF Phase 1 incremental funding for Maine in the amount corresponding to a broadband expenditure by us of $2,787,904, which was expected to result in CAF funding of approximately $1,034,850, but for which we actually received $861,550. Northern New England Telephone Operations LLC advised the MPUC on August 14, 2013 of the achievement of 85% broadband addressability by August 14, 2013. We believe we are currently on track to achieve 87% broadband addressability by the April 14, 2014 deadline.
Access Charges
Our local exchange subsidiaries receive compensation from long distance telecommunications providers for the use of our subsidiaries' network to originate and terminate state and interstate interexchange traffic. With respect to interstate traffic, the FCC regulates the prices we may charge for this purpose, referred to as access charges, as a combination of flat monthly charges paid by end users, usage sensitive charges paid by long distance carriers and recurring monthly charges for use of dedicated facilities paid by long distance carriers. Intrastate access charges are regulated by the state commissions. The amount of access charge revenue that we will receive is subject to change. The FCC has adopted, in its CAF/ICC Order, a plan to resolve certain billing disputes related to ICC and to transition all terminating state and interstate ICC to zero over a six or nine year period for price cap and rate-of-return companies, respectively.

The FCC's CAF/ICC Order significantly changes the existing rates for access charges, which, combined with the increase in competition, have generally caused the aggregate amount of switched access charges paid by long distance carriers to decrease over time. The FCC, in a separate proceeding, is considering whether to modify price cap rules as they apply to special access and whether to restrict some of the pricing flexibility enjoyed by price cap ILECs, which includes some of our Northern New England operations. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.
Universal Service Regulation
Universal Service Fund Support. USF disbursements were distributed only to carriers that were designated as "eligible telecommunications carriers" ("ETCs") by a state regulatory commission. All of our LECs were designated as ETCs. As previously described, the FCC has replaced the legacy USF high-cost programs with its CAF programs.
We benefit indirectly from support to low-income users under the Lifeline and Linkup universal service programs. Effective April 1, 2012, the Linkup program was eliminated for all low-income subscribers except for Native Americans. Linkup is a program which pays 50% of the non-recurring charges, not to exceed $30.00 per month, associated with establishment of local telecommunications service. Also effective April 1, 2012, there were major reforms to the Lifeline program. Prior to the changes, Lifeline credits were based on four tiers of support. The first three tiers of federal support were replaced by a flat credit of $9.25 per month. The fourth tier, which relates to Native Americans, is unchanged. In addition, the FCC established revised eligibility criteria effective April 1, 2012. The revised eligibility criteria established in 2012 resulted in a reduction in lines eligible for Lifeline credits. The FCC order required the Universal Service Administration Company to establish a national database by the end of 2013 which will be used to eliminate duplicate funding. The construction of this database is in process and is being implemented in phases. The elimination of duplicate support could result in fewer customers choosing us for Lifeline service, with the potential that a portion of our Lifeline customers may prefer to use other carriers for this service.
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
Long Distance Operations
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
The FCC limits how carriers may use or disclose customer proprietary network information ("CPNI") and specifies what carriers must do to safeguard CPNI provided to third parties. Congress, as well as some state legislatures, has enacted legislation to criminalize the unauthorized sale of call detail records and to further restrict the manner in which carriers make such information available.
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
Broadband and Internet Regulation
A Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so. On October 4, 2011, tw telecom, inc. filed a petition with the FCC asking it to reverse the forbearance granted to Verizon by operation of law on March 19, 2006. Comments have been filed in this proceeding by FairPoint and other parties. Following reply comments, the FCC may issue an order on this petition. A similar petition was filed by a group of competing LECs on November 2, 2012 and has been put out for comment by the FCC. We do not know how this will be resolved or the impact it may have on us if the FCC reversed, eliminated or modified the forbearance granted to Verizon in 2006.
The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC's rules protecting CPNI; provide local number portability; and pay regulatory fees. Recently there have also been discussions among policy makers concerning "net neutrality." The FCC released a statement of net neutrality principles favoring customer choice of content and services available over broadband networks. It has adopted open Internet access rules applicable to all broadband Internet access providers. On January 14, 2014, the DC Circuit Court of Appeals (the "DC Court")

vacated portions of the FCC’s December 21, 2010 Report and Order in the Manner of Preserving the Open Internet (GN Docket 09-191) (the "Open Internet Order"). In its decision, the DC Court vacated the FCC's anti-blocking and anti-discrimination rule related to Internet Service Providers, finding the FCC had exceeded its authority in the Open Internet Order. We do not anticipate that this decision will impact our provision of Internet services; however, we cannot predict what impact, if any, this may have on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. The FCC has preempted some state regulation of VoIP.
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
State Regulation
The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke authority for authorizing companies to provide communications services. In some states, our intrastate long distance rates are also subject to state regulation. States typically regulate local service quality, billing practices and other aspects of our business as well. As described above, intrastate access charges are subject to the transition plan established in the recent CAF/ICC Order.
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
Regulatory Conditions to the Merger, as Modified in Connection with the Plan. As required by the Plan, as a condition precedent to the effectiveness of the Plan, we were required to obtain certain regulatory approvals, including approvals from the public utility commissions in Maine and New Hampshire and the VPSB. In connection with the Chapter 11 Cases, we negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain changes impacting the Merger Orders. We agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state's Merger Order (each a "Regulatory Settlement", and collectively, the "Regulatory Settlements") which were then approved by the regulatory authorities in those states. The Regulatory Settlements addressed service quality issues, broadband build-out requirements and certain other financial and management commitments. The commitments agreed to in these proceedings have, for the most part, been completed, are nearly completed, or are no longer applicable.
New Hampshire Regulatory Settlement. On July 7, 2010, the NHPUC provided its approvals for New Hampshire, including the Regulatory Settlement for New Hampshire (the "New Hampshire Regulatory Settlement"). Among other requirements, the New Hampshire Regulatory Settlement imposed obligations on us related to, among other things, retail service quality, broadband expansion, capital expenditure commitments and various management commitments. Nearly all of these obligations were eliminated statutorily during fiscal year 2012 upon the New Hampshire legislature's enactment of SB 48. See "—Regulatory Environment— Legislation for Maine and New Hampshire" herein for more information on SB 48.
With respect to our broadband expansion obligations, in conjunction with the Merger, we agreed to adhere to the broadband coverage commitments prescribed in the NHPUC’s Order No. 24,823 in Docket DT 07-011; however, the final broadband build-out commitments were extended to March 31, 2013. In an order dated January 29, 2013, NHPUC approved our proposal to utilize certain SQI penalties incurred during fiscal years 2009 and 2010 for further broadband expansion and to extend the broadband build-out commitment deadline to December 31, 2013. Northern New England Telephone Operations LLC advised the NHPUC of the achievement of the broadband build-out commitment by December 31, 2013 on January 21, 2014.
Maine Regulatory Settlement. On July 6, 2010, the MPUC provided its approvals for Maine, including the Regulatory Settlement for Maine (the "Maine Regulatory Settlement"). Among other requirements, the Maine Regulatory Settlement imposed obligations on us related to, among other things, retail service quality, broadband expansion and various management commitments.

Several of these requirements were eliminated statutorily during 2012 upon the enactment of the Maine Deregulation Legislation or expired in August 2013 concurrent with the expiration of our AFOR in Maine. See "—Regulatory Environment—Legislation for Maine and New Hampshire" herein for more information on the Maine Deregulation Legislation.
In addition, as noted above, in exchange for the termination of the show cause proceeding, the MPUC’s stipulation order requires us in Maine to achieve 85% broadband addressability by August 14, 2013 and 87% by April 14, 2014. Northern New England Telephone Operations LLC advised the MPUC on August 14, 2013 of the achievement of 85% broadband addressability by August 14, 2013. We believe we are currently on track to achieve 87% broadband addressability by the April 14, 2014 deadline. If the April 2014 commitment is not met, we must achieve 90% broadband addressability in Maine by May 14, 2015. In calculating these percentages, there is no speed requirement for lines served by the legacy ATM network. Additionally, we must (1) contribute $100,000 to ConnectME upon completion of the broadband commitment and (2) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. The money may be spent in our sole discretion although the expenditure must include 30 central office overlays. Central office overlays are defined as the addition of equipment to an existing central office that will enable customers served by that central office with loop lengths of up to 22,000 feet from that central office and who purchase our internet service to have the ability to access our Ethernet-based internet service.
Vermont Regulatory Settlement. On December 23, 2010, the VPSB provided its approvals in Vermont, including the Regulatory Settlement for Vermont (the "Vermont Regulatory Settlement"). Among other requirements, the Vermont Regulatory Settlement imposed obligations on us related to, among other things, broadband expansion, capital expenditure commitments and various management commitments. Many of these requirements have been satisfied or are no longer applicable.
Local Government Authorizations
We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain communities. If we more fully enter into video markets, municipal franchises may be required for us to operate as a cable television provider. Some of these franchises may require the payment of franchise fees. We have historically obtained municipal franchises as required. In some areas, we will not need to obtain permits or franchises because the subcontractors or electric utilities with which we will have contracts already possess the requisite authorizations to construct or expand our networks. In association with the American Recovery and Reinvestment Act of 2009 and other federal government programs, there may be an increase in our requirements associated with road move requests pursuant to new funding for roads. It is not certain whether funding will be available to us for this potential obligation.
Environmental Regulations
Like all other local telephone companies, our 32 LECs are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of real property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.
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
The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, short interests in our common stock, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in general. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our common stock.
We have substantial indebtedness which could have a negative impact on our financing options and liquidity position and prevent us from fulfilling our obligations under our indebtedness.
As of December 31, 2013, our total gross indebtedness was approximately $937.1 million (including approximately $1.9 million of capital leases) and $59.1 million was available for borrowing under the New Revolving Facility, net of $15.9 million outstanding letters of credit. Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our obligations under our debt agreements;

•
requiring us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•	limiting the amount of dividends we could pay to our stockholders;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•	placing us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.
Our ability to continue to fund our debt service requirements and to reduce our indebtedness may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt service requirements, reduce our indebtedness or satisfy debt covenant requirements could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
In addition, our borrowings under our New Credit Agreement bear interest at a variable rate based on a British Bankers Association LIBOR rate ("LIBOR"), subject to a floor of 1.25%. We have entered into interest rate swap agreements that effectively fix the interest rate on a combined notional amount of $170.0 million of these borrowings; however, these agreements are not effective until September 30, 2015. If the relevant LIBOR increases above the level of the floor, the interest payments on our variable rate debt will increase and adversely affect our cash flow. Conversely, while LIBOR remains below 1.25%, we may incur interest costs above market rates. While our interest rate swap agreements and any future agreements we enter into may limit our exposure to higher interest rates, these agreements may not offer complete protection from this risk.
Despite our substantial indebtedness level, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We may be able to incur substantial additional indebtedness in the future. Although the Indenture and our New Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face could increase.

To operate and expand our business, service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We may not be able to generate sufficient cash to repay or refinance our indebtedness at maturity or otherwise or to fund our operations, and may be forced to take other actions to satisfy such obligations, which may not be successful.
Our ability to make payments on, or repay or refinance, our indebtedness, to fund our operations and to fund planned capital expenditures, unanticipated capital expenditures and other cash needs will depend largely upon our financial condition and operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, such as any pension contributions required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are beyond our control. For example, the minimum amount of pension contributions that we are required to make, which may be substantial, are determined under the rules of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
Our ability to borrow additional amounts, including under our New Revolving Facility, if necessary to meet our cash needs, will depend on our ability to remain in compliance with the covenants contained in our debt agreements. If our operating results are not adequate to meet the financial ratio tests in our debt agreements or if we are unable to generate sufficient cash to service our debt requirements, we will be required to restructure or refinance our existing indebtedness, which we may not be able to accomplish under such circumstances on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we may have to consider other options, including:

•	sales of assets;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances;

•	obtaining additional capital; or

•	negotiations with our lenders to restructure or refinance the applicable debt.

Our ability to restructure or refinance our indebtedness may depend on the condition of the capital markets and our financial condition at such time, and any such restructuring and/or refinancing may come with higher interest rates and more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
The New Credit Agreement and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants, under certain circumstances, limit us and our restricted subsidiaries' ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create or incur liens;

•	enter into sale and leaseback transactions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.
A breach of any of these covenants could result in a default under the New Credit Agreement or the Indenture. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross- default provision applies.
In addition, the restrictive covenants in the New Credit Agreement require us to maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests depends on our ongoing financial and operating performance, which, in turn, is subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. See “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of

Operations - Liquidity and Capital Resources” included elsewhere in this Annual Report for more information regarding the New Credit Agreement and the Indenture.
FairPoint Communications is a holding company and depends upon the cash flows of its operating subsidiaries to service its indebtedness and meet its other cash flow needs.
FairPoint Communications is a holding company and conducts no operations. Accordingly, its cash flow and its ability to make payments on, or repay or refinance, its indebtedness and to fund planned capital expenditures and other cash needs will depend largely upon the cash flows of its operating subsidiaries and the distribution of cash by those subsidiaries to it in the form of repayment of loans, dividends, management fees or otherwise. Distributions to FairPoint Communications from its subsidiaries will depend on their respective operating results and will be subject to restrictions under, among other things:

•	the laws of their jurisdiction of organization;

•	the rules and regulations of state and federal regulatory authorities;

•	agreements of those subsidiaries, including agreements governing their indebtedness, if any; and

•	regulatory orders.
FairPoint Communications' subsidiaries have no obligation, contingent or otherwise, to make funds available, whether in the form of loans, dividends or other distributions, to it. Any inability to receive distributions from its subsidiaries could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to fund our operations, make capital expenditures and repay our indebtedness.
Effective December 31, 2011, our NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. In addition, our emergence from bankruptcy resulted in an ownership change for federal income tax purposes under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This followed previous ownership changes resulting from our initial public offering in February 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to our emergence from bankruptcy. Furthermore, additional limitations on the use of NOLs could arise in the future if a 50% or more change in ownership as defined under the Code were to occur. Although we do not expect that these limitations will materially affect our United States federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our United States federal and state income tax payments over the amount we otherwise would have, had we not experienced an ownership change. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes, would reduce the amount available to fund our operations, make capital expenditures and service our indebtedness in the future, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.
Based on Schedules 13D and 13G filed by the respective holders, as of February 28, 2014, there are some institutional holders who own 5% or more of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies as a result thereof.
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
As of February 28, 2014, we had 26,681,024 shares of common stock outstanding. All such shares are freely traded except for any shares of our common stock that may be held or acquired by our directors, executive officers, employee insiders and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon & Co., L.P. ("Angelo Gordon") and entities advised by Angelo Gordon have certain registration rights with respect to the common stock they hold or may acquire in the future.
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
We, along with the telecommunications industry in general, have experienced a decline in access lines and network access revenues and will be further unfavorably impacted in the long-term by the FCC's recent CAF/ICC Order on intercarrier compensation. See "—Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2013 and 2012, we experienced access line equivalent loss of 4.9% and 5.0%, respectively, on a pro forma basis after giving effect to the divestiture of our operations in Idaho. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies, including wireless, as well as challenging economic conditions and the offering of DSL services.
We expect to continue to experience net access line losses. Our strategy of providing broadband and advanced data services, such as Ethernet over fiber and copper plant, may not be sufficient to offset the revenue impact of continued voice access line loss. Our inability to retain access lines and successfully offset such losses with alternative revenue could adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
We provide access services to other communications companies, and if these companies were to find alternative means of providing services, become insolvent or experience substantial financial difficulties, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities may be materially adversely affected.
We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for payment of switched access charges. Interstate and intrastate access charges represented approximately 34.3% of our total revenues during the twelve months ended December 31, 2013. Terminating switched access rates are scheduled to decline under the FCC's recent CAF/ICC Order. See "—Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We may not be successful in offsetting these declines through regulatory replacement mechanisms or operational means. Further, should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

We are subject to competition that may materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
We face intense competition from a variety of sources for our voice, network transport and Internet services in nearly all of the areas we now serve. Regulations and technology change quickly in the communications industry and changes in these factors historically have had, and in the future may have, a significant impact on competitive dynamics. In most of our service areas, we currently face competition from wireless carriers for voice services and increasingly for Internet services. As technology and economies of scale have improved, competition from wireless carriers has increased and is expected to further increase. We also face increasing competition from wireline and cable television companies for our voice and Internet services. We estimate that most of the customers that we serve have access to voice, network transport and Internet services through a cable television company. Wireline and cable television companies have the ability to bundle their services, which has and is expected to continue to intensify the competition we face from these providers. VoIP providers, Internet service providers and satellite companies also compete with our services and such competition has increased and is expected to continue to increase in the future. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources including, in the case of cable television providers, free advertising on their video services.
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
Competition may lead to loss of revenues and profitability as a result of numerous factors, including:

•	loss of customers (given the likelihood that when we lose customers for local service, we will also lose them for all related services);

•	reduced network usage by existing customers who may use alternative providers for voice and data services;

•	reductions in the prices we charge to meet competition; and

•	increases in marketing expenditures and discount and promotional campaigns to incent customers to choose our services.
Price increases or price retention for certain products and customers may result in an acceleration of access line losses or an unanticipated decline in our growth-oriented products, which may materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
From time to time, we expect to implement price increases for certain products and customers. Price increases may include those resulting from regulatory direction to reduce intercarrier compensation as well as price increases to increase end user billing. Although we intend for the price increase to provide a net revenue benefit, it is possible that customers will disconnect at a faster rate than they otherwise would have, which could negate the benefit of the price increase. Additionally, a weaker economic environment can result in increased demand by our customers for price reductions at the same or better level of service. In some of our more competitive markets, we may need to offer more favorable terms to our customers for contract renewal, which could result in reduced profitability. Despite continuous efforts by our sales force to retain customers, we cannot provide assurance that we will be able to renew customers dissatisfied with our contract renewal terms.
We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.
Rapid and significant changes in technology and new service introductions occur frequently in the communications industry and industry standards evolve continually, including but not limited to a transition in the industry from primarily voice products to data services. We cannot predict the effect of these changes on our competitive position, profitability or the industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our existing services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

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
Our service territory spans 17 states. As of December 31, 2013, we had approximately 1.2 million access line equivalents, of which approximately 85% are located in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies). As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. From January 1, 2013 through December 31, 2013, our operations in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies) experienced a 5.0% decline in total access line equivalents in service, compared to a decline of 5.3% for the remainder of our operations during the same period on a pro forma basis after giving effect to the divestiture of our operations in Idaho. Deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
In certain areas of our service territory, the need for our services is seasonal (including either winter or summer), which may result in revenue fluctuations quarter over quarter. While we attempt to forestall seasonal disconnects or seasonal suspends, some revenue fluctuations continue to occur and once a customer disconnects or suspends, he or she may not return as a customer.
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
From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into licensing agreements requiring license payments that we would not otherwise have to pay or may require us to pay damages. If we are required to take one or more of these actions, our operating expenses may increase. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.
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
With respect to the agreements governing our long distance and bandwidth services, these agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we may not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges or rate increases.
If any of the foregoing events occur with respect to our third-party providers, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities could be materially adversely affected.

A network disruption could cause delays or interruptions of service, which could cause us to lose customers.
To be successful, we will need to continue to provide our customers with reliable and uninterrupted service over our expanded network. Disruptions in our service could occur as a result of events that are beyond our control. Some of the risks to our network and infrastructure include:

•	physical damage to our transmission network including poles, cable and access lines;

•	widespread power surges or outages;

•	software defects in critical systems;

•	capacity limitations resulting from changes in our customers' usage patterns; and

•	damage intentionally inflicted upon the network or our other infrastructure.
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
A major failure or inadequacy of our IT infrastructure could harm our business. The capacity, reliability and security of our internal IT hardware and software infrastructure are important to the operation of our current and future business, which would suffer in the event of major system failures. Our inability to expand or upgrade our IT hardware and software infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions, the issuance of service quality credits, and the diversion of development resources. If any of the foregoing events occur with respect to our IT infrastructure, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities could be materially adversely affected.
A cyber-attack that bypasses our IT and/or network security systems causing an IT and/or network security breach may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our intellectual property and/or confidential business information and could harm our competitive position or otherwise adversely affect our business.
Attempts by others to gain unauthorized access to organizations' IT systems or network elements are becoming more sophisticated and are sometimes successful. These attempts include covertly introducing malware to companies' computers and networks, impersonating authorized users, or "hacking" into systems. We seek to detect and investigate all security incidents and to prevent their recurrence, but, in some cases, we might be unaware of an incident or its magnitude and effect. Significant network security failures could result in the theft, loss, damage, unauthorized use or publication of our intellectual property and/or confidential business information; the theft, loss, damage, unauthorized use or publication of our customers' personally identifiable information, intellectual property and/or confidential business information; the unauthorized use or disabling of our network elements; or damage to our reputation among customers and the public. These consequences could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result.

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
Upon our emergence from the Chapter 11 bankruptcy proceedings, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value was allocated to our assets in conformity with guidance requiring use of the purchase method of accounting for business combinations. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations subsequent to the Effective Date are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to the Effective Date.
Our actual operating results may differ significantly from our guidance.
From time to time, we have released and may continue to release guidance regarding our future performance that represents our management's best estimates as of the date the guidance is provided. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with the published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions or the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date the guidance is provided. Actual results may differ from the guidance and the differences may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, users of this guidance are urged to put the guidance in context and not to place undue reliance on any such guidance.
Any inability to successfully implement our operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different than the guidance, and such differences may be material.
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
A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements, two of which, covering approximately 1,800 employees, expire in August 2014. If we are unable to renegotiate these agreements prior to expiration, employees could engage in strikes or other collective behaviors, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
As of December 31, 2013, 2,017 of our 3,171 employees were covered by 14 collective bargaining agreements. Our agreements, which include no strike provisions, with the IBEW and the CWA in Northern New England cover approximately 1,800 employees in the aggregate and expire in August 2014. If we are unable to negotiate successor agreements, covered employees could strike or engage in other collective behaviors. If unionized workers were to engage in a strike, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Future renegotiation of these and other labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, pension plans, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
The amount we are required to contribute to our qualified pension plans and post-retirement healthcare plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions.
We sponsor two qualified defined benefit pension plans covering certain employees that will provide them benefit payments, if eligible, after their retirement. These qualified pension plans are subject to funding requirements determined under ERISA and the Code. Required pension contributions may be impacted by several factors, including fluctuations in the discount rate used to calculate the funding target, the performance of the pension asset portfolio, the number of retirees who elect to receive lump sum distributions, if available, and the demographics of plan participants. Fluctuations or adverse changes in any of these factors are beyond our control and may diminish the funded status of our pension plans thereby significantly increasing the contributions we are required to make under ERISA and the Code.
Certain pension plan participants have the option to elect to receive their accrued vested benefit in the form of a lump sum payment. As the discount rates used to calculate lump sum payments are currently significantly lower than the discount rate used to calculate the actuarial liabilities in these pension plans, the value of a lump sum payment exceeds the actuarial liability for the participant, which creates an actuarial loss to us when paid. As such, a lump sum payment depletes the plan's assets more than the corresponding reduction in the plan's liability, which thereby reduces the funded status of the plans. If a significant number of eligible participants retire and elect to receive their accrued vested benefit in the form of a lump sum payment, which is beyond our control, the qualified pension plan covering these participants may experience a significant reduction in its funded status, which could materially increase future required contributions.
In addition, in our Northern New England operations a dispute exists concerning the required funding level of the pension plan that covers employees subject to our collective bargaining agreements. This dispute may require resolution either by labor arbitration or by litigation in federal court. Were the IBEW to prevail in such arbitration or litigation, contributions to such plan may be accelerated and be greater than the minimum required contributions otherwise applicable under ERISA and the Code.
During the year ended December 31, 2013, we experienced actual returns on qualified pension plan assets totaling approximately 11.5%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans' assets could result in us having to make additional contributions to these plans.
Legislation enacted in 2012 changed the method for determining the discount rate used for calculating a qualified pension plan's unfunded liability for ERISA and Code purposes. There are no assurances of any future legislation to provide similar relief. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Pension Contributions and Post-Retirement Healthcare Plan Expenditures" included elsewhere in this Annual Report.
We also sponsor two post-retirement healthcare plans for certain employees that provide medical and dental benefits to these employees after their retirement, and in some instances to their spouses and families. The level of contributions required from us under these plans is dependent on the level of health services used by eligible retirees and the costs of those services, both of which are beyond our control. Inflation in medical and dental costs in the future will increase future contributions. One of the plans is collectively-bargained and the extent to which post-retirement benefits will be offered to future retirees will be contingent on negotiations with the unions for successor collective bargaining agreements, which would go into effect on or after August 4, 2014. As a result of these factors and as the number of eligible retirees continues to increase, the contributions we are required to make to these plans may also increase.
Increasing cash requirements to fund benefits under our qualified pension and post-retirement healthcare plans may impact our liquidity position and limit our operational flexibility. These future cash requirements could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Our long-lived assets and non-amortizable intangible assets may become impaired in the future.
At December 31, 2013, in addition to our net property, plant and equipment of $1,301.3 million, we have net amortizable intangible assets of $66.7 million and a non-amortizable intangible asset of $39.2 million. Amortizable long-lived assets must be reviewed for impairment whenever indicators of impairment exist. Non-amortizable long-lived assets are required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

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
We are exposed to risks relating to evaluations of internal control systems required by Section 404 of the Sarbanes-Oxley Act.
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
Risk of loss or reduction of network access charge revenues. A portion of our revenues comes from intrastate and interstate network access charges, which are paid to us by interexchange carriers for originating and terminating telecommunications traffic. Through 2011, our revenues also included various forms of high-cost USF support payments. Starting in 2012, these forms of universal service funding were replaced by CAF. See "Item 1. Business—Regulatory Environment" included elsewhere in this Annual Report.
In the CAF/ICC Order, the FCC replaced all existing USF funding for price cap carriers with CAF funding. The amount of CAF funding that will be available to us has not been determined nor have the specific obligations that would be associated with such funding. We risk significant reductions in the amount of CAF funding that will be made available to us compared to current CAF Phase I frozen support. The specific obligations that will be associated with future CAF funding have not been determined and we risk not being able to accept CAF funding if the obligations exceed the funding. The CAF/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for terminating traffic, gradually phasing out these charges. Additional reforms have been proposed. The reforms adopted by the FCC in its order will significantly change the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Regulatory developments of this type could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Risk of re-regulation of wholesale network services provided to retail and wholesale customers. Pursuant to forbearance from the regulation of high-speed interstate services that was deemed granted to Verizon in 2006 and transferred to FairPoint by the FCC in its order approving the Merger, we offer high-speed interstate services on a deregulated basis. The FCC has initiated a proceeding to investigate potential changes to the regulation of special access services. Several parties filed petitions in 2011 and 2012 asking the FCC to reverse the 2006 forbearance granted to Verizon. The FCC has issued a comprehensive data request to gather granular information from all providers of special access-like high speed services, with this data request likely to be due later in 2014. The purpose of the data request is to provide the FCC with information that can be used to evaluate competition for special access-like services. It is not clear what actions, if any, the FCC will take in these proceedings. Orders resulting from these proceedings could adversely affect pricing and regulation of these services.
The FCC also is considering changes to its rules governing who contributes to the USF support mechanisms, and on what basis. Any changes in the FCC’s rules governing the manner in which entities contribute to the USF could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
In addition, our non-rural operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of UNEs, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us in the Merger, the FCC determined that our non-rural operations would be subject to the same regulatory requirements that currently apply to Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England had obtained in the region. Any changes made in connection with these obligations or relief could increase our non-rural operations’ costs or otherwise have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We own or lease all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina, in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms, and transport and distribution network facilities in each of the 17 states in which we operate our LECs. Our administrative and maintenance facilities are generally located in or near the communities served by our LECs and our central offices are often within the administrative building. Auxiliary battery or other non-utility power sources are located at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.
We believe each of our respective properties is suitable and adequate for the business conducted thereon, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, one of the Chapter 11 Cases, Northern New England Telephone Operations LLC (Case No. 09-16365), remains open.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General Market Information, Holders and Dividends
Our common stock is listed on the NASDAQ under the symbol "FRP". Prior to January 25, 2011, the common stock of the Predecessor Company traded (i) on the Pink Sheets under the symbol "FRCMQ" from October 26, 2009 to January 24, 2011 and (ii) on the New York Stock Exchange under the symbol "FRP" from our initial public offering on February 4, 2005 until October 23, 2009. All of the common stock of the Predecessor Company was extinguished in accordance with the Plan on January 24, 2011. Our existing common stock began trading on the NASDAQ on January 25, 2011.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ. The stock price information is based on published financial sources.

Year Ended December 31, 2013	High	Low
First quarter	$10.04	$6.96
Second quarter	9.12	6.77
Third quarter	9.99	7.99
Fourth quarter	11.71	8.92

Year Ended December 31, 2012	High	Low
First quarter	$5.15	$3.58
Second quarter	6.50	3.66
Third quarter	8.20	5.25
Fourth quarter	8.15	6.80
No dividends were declared on any class of our common stock during the fiscal years 2013 or 2012. We currently do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by our results of operations, financial condition, contractual restrictions relating to indebtedness, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.
As of February 28, 2014, there were approximately 132 holders of record of our common stock.

Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telecom sector. The period compared commences on January 25, 2011, the date our common stock began trading on the NASDAQ after we emerged from Chapter 11 bankruptcy protection and ends on December 31, 2013. Because the value of the common stock of the Predecessor Company bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. This graph assumes that $100 was invested on January 25, 2011 in our common stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested.

Comparison of Cumulative Total Return Among FairPoint Communications, Inc., S&P 500 and S&P 500 Telecom

$160
$140
$120
$100
$80
$60
$40
$20
$0
Jan-11
Apr-11
Jul-11
Oct-11
Jan-12
Apr-12
Jul-12
Oct-12
Jan-13
Apr-13
Jul-13
Oct-13
FRP
S&P 500
S&P Telecom

Securities Authorized for Issuance under Equity Compensation Plans
The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans. As of December 31, 2013, the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") was the only equity compensation plan under which securities of FairPoint Communications were authorized for issuance. The Long Term Incentive Plan was approved by the Bankruptcy Court in connection with our emergence from bankruptcy. For a description of the material features of the Long Term Incentive Plan, see note (16) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	—	N/A	—
Equity compensation plans not approved by our stockholders	1,399,123	$16.74	972,399
Total	1,399,123	$16.74	972,399

(1)	Includes 1,399,123 options to purchase shares of common stock under the Long Term Incentive Plan.

(2)
Per the Long Term Incentive Plan, if the consolidated enterprise value of the Company (as defined in the Long Term Incentive Plan) does not equal or exceed $2.3 billion on or prior to the expiration of the warrants, then the aggregate number of shares of common stock available for issuance pursuant to future awards will be automatically reduced by 310,326 shares.

Repurchase of Equity Securities
We did not repurchase any equity securities during the three months ended December 31, 2013.
ITEM 6. SELECTED FINANCIAL DATA
As of January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value was allocated to our assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations subsequent to January 24, 2011 are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to January 24, 2011. For more information regarding fresh start accounting, see note (4) "Reorganization Under Chapter 11" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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

				Predecessor Company
	Year Ended December 31,		Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
	2013	2012			2010	2009
Results of Continuing Operations:
Revenues	$939,354	$973,649	$963,112	$66,378	$1,070,986	$1,119,090
Operating expenses, excluding impairment on intangible assets and goodwill	1,052,540	1,155,632	1,107,298	87,442	1,180,925	1,208,240
Impairment of intangible assets and goodwill	—	—	262,019	—	—	—
Loss from operations	(113,186)	(181,983)	(406,205)	(21,064)	(109,939)	(89,150)
Interest expense (1)	78,675	67,610	63,807	9,321	140,896	204,919
Gain (loss) on derivative instruments	—	—	—	—	—	12,320
Gain on early retirement of debt	—	—	—	—	—	12,357
Reorganization items income (expense)(2)	—	—	—	897,313	(41,120)	(53,018)
Net (loss) income	$(103,494)	$(153,294)	$(414,945)	$586,907	$(281,579)	$(241,396)
(Loss) earnings per share from continuing operations:
Basic	$(3.95)	$(5.90)	$(16.06)	$6.56	$(3.15)	$(2.70)
Diluted	$(3.95)	$(5.90)	$(16.06)	$6.54	$(3.15)	$(2.70)
Cash dividends per share	$—	$—	$—	$—	$—	$0.2575
Weighted average shares outstanding:
Basic	26,190	25,987	25,838	89,424	89,424	89,271
Diluted	26,190	25,987	25,838	89,695	89,424	89,271
Financial Position (at period end) (3):
Cash, excluding restricted cash (4)	$42,700	$23,203	$17,350	$10,262	$105,497	$109,355
Total assets	1,599,898	1,732,361	1,985,671	2,516,871	2,973,794	3,172,122
Total long-term debt (5)	918,122	957,000	1,000,000	1,000,000	2,520,959	2,515,446
Total stockholders' (deficit) equity	(309,196)	(317,813)	(106,143)	498,486	(587,418)	(218,427)
Operating Data (at period end):
Access line equivalents (6)	1,208,932	1,278,434	1,346,894	N/A	1,417,290	1,545,976
Residential access lines	527,890	586,725	645,453	N/A	712,591	802,668
Business access lines	291,417	299,701	311,241	N/A	327,812	357,605
Wholesale access lines (7)	59,859	65,641	76,065	N/A	87,142	97,161
Broadband subscribers	329,766	326,367	314,135	N/A	289,745	288,542
Summary of Cash Flows:
Net cash provided by (used in) operating activities	$171,085	$192,775	$170,099	$(81,091)	$191,626	$150,323
Net cash used in investing activities	(95,951)	(144,307)	(162,850)	(12,477)	(197,268)	(177,391)
Net cash (used in) provided by financing activities	(55,637)	(42,615)	(161)	(1,667)	1,784	66,098
Capital expenditures	128,298	145,066	163,648	12,477	197,795	178,752

(1)
Upon the October 26, 2009 filing of the Chapter 11 Cases and through January 24, 2011, in accordance with guidance under the applicable reorganization accounting rules, we ceased to accrue interest expense on the Pre-Petition Notes and our interest rate swap agreements as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. All pre-petition debt was terminated on January 24, 2011. See "Item 7. Management's Discussion and Analysis—Liquidity and Capital Resources—Debt" included elsewhere in this Annual Report for further information on our pre-petition debt. We have accrued interest in normal course subsequent to January 24, 2011.

(2)
Reorganization items represent income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to January 24, 2011. On January 24, 2011, we emerged from Chapter 11 protection and substantially consummated our reorganization through a series of transactions contemplated by the Plan. Reorganization items income during the 24 days ended January 24, 2011 includes adjustments made upon application of the Plan and adoption of fresh start accounting, in addition to certain other items, more fully described in note (4) "Reorganization Under Chapter 11" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(3)	The balance sheet data reflected at January 24, 2011 is representative of the Company after application of the Plan and the adoption of fresh start accounting.

(4)
Cash excludes aggregate restricted cash of $1.2 million, $7.5 million, $25.1 million, $4.1 million and $4.0 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively, and $86.8 million at January 24, 2011.

(5)	Long-term debt at December 31, 2010 and 2009 is included in Liabilities subject to compromise in our consolidated balance sheets.

(6)	Total access line equivalents include voice access lines and broadband subscribers, which include DSL, wireless broadband, cable modem and fiber-to-the-premise.

(7)	Wholesale access lines include residential and business resale lines and unbundled network element platform ("UNEP") lines.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report. Our discussion and analysis of financial condition and results of operations are presented in the following sections:
•Overview
•Executive Summary
•February 2013 Refinancing
•Regulatory and Legislative
•Fresh Start Accounting
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
•Inflation
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to Internet access, HSD, and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.2 million access line equivalents, including approximately 330,000 broadband subscribers, in service as of December 31, 2013.
We own and operate our Next Generation Network, an extensive, next generation fiber network with more than 16,000 miles of fiber optic cable, in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/MPLS network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2013, we provide cellular transport, also known as backhaul, through over 1,300 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,000 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team is focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources. Our mission is to provide reliable communications services with outstanding customer support across the 17 states we serve. During fiscal year 2013, we continued to make substantial progress on our 'four pillar' business strategy to continue our transformation from a traditional telephone company into a provider of advanced communications services.
Access lines have historically been an important element of our business. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and VoIP, and challenging economic conditions. Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services.
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
Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. We believe that our extensive fiber network, with over 16,000 miles of fiber optic cable, including over 1,000 cellular telecommunications towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cellular telecommunications towers.
Coupled with recent regulatory reform in the states of Maine, New Hampshire and Vermont that will serve to promote fair competition among communication services providers in the region, we believe that there is a significant organic growth opportunity within the business and wholesale markets given our extensive fiber network and IP-based product suite, combined with our relatively low market share in these areas.
Our collective bargaining agreements with the IBEW and the CWA in Northern New England cover approximately 1,800 employees in the aggregate and expire in August 2014. We expect to begin good faith negotiations for successor collective bargaining agreements with our labor unions well prior to expiration.  We cannot predict the outcome of these negotiations at this time. See "Item 1A. Risk Factors—A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements, two of which, covering approximately 1,800 employees, expire in August 2014. If we are unable to renegotiate these agreements prior to expiration, employees could engage in strikes or other collective behaviors, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities."

February 2013 Refinancing
On the Refinancing Closing Date, we completed the Refinancing of the Old Credit Agreement Loans. In connection with the Refinancing, we (i) issued $300.0 million of Notes in a private offering exempt from registration under the Securities Act pursuant to the Indenture that we entered into on the Refinancing Closing Date and (ii) entered into the New Credit Agreement, dated as of the Refinancing Closing Date. The New Credit Agreement provides for the $75.0 million New Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit and the $640.0 million New Term Loan. On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus $7.7 million of accrued interest and (ii) pay $32.6 million of fees, expenses and other costs related to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Liquidity and Capital Resources" herein and note (8) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Regulatory and Legislative
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent those carriers provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the Communications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
We are required to comply with the Communications Act which requires, among other things, that telecommunication carriers offer telecommunication services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act also contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory Environment" included elsewhere in this Annual Report. We anticipate that the significant changes in both federal and state regulation described therein will not have a material impact in 2014. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Fresh Start Accounting
On October 26, 2009, we filed the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan.
On the Effective Date, we substantially consummated our reorganization through a series of transactions contemplated by the Plan and the Plan became effective pursuant to its terms.
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
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification ("ASC").
Beginning in the second quarter of 2012, we reclassified certain revenues from voice services revenues to data and Internet services revenues to more accurately reflect the underlying services provided. In addition, certain computer and customer service expenses have been reclassified from selling, general and administrative expense, excluding depreciation and amortization, to cost of services and sales, excluding depreciation and amortization, for the years ended December 31, 2012 and December 31, 2011 to be consistent with the current period presentation.
Results of Operations
The following table sets forth our consolidated operating results reflected in our consolidated statements of operations for the year ended December 31, 2013, the year ended December 31, 2012 and the combined results of the twenty-four days ended January 24, 2011 and the three hundred forty-one days ended December 31, 2011. We believe the comparison of combined results of the year ended December 31, 2011 provides the best analysis of our results of operations. While the adoption of fresh start accounting presents the results of operations of a new reporting entity, the only consolidated statement of operations items impacted by the reorganization under Chapter 11 are depreciation and amortization expense, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.
The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

			Combined		Predecessor Company
				Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues:
Voice services	$405,159	$446,126	$483,766	$451,212	$32,554
Access	321,812	336,000	369,336	346,313	23,023
Data and Internet services	161,423	142,911	127,323	119,363	7,960
Other	50,960	48,612	49,065	46,224	2,841
Total revenues	939,354	973,649	1,029,490	963,112	66,378
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	439,217	450,441	493,499	453,673	39,826
Selling, general and administrative expense, excluding depreciation and amortization	331,656	332,243	343,067	316,966	26,101
Depreciation and amortization	282,438	376,614	358,406	336,891	21,515
Reorganization related income	(771)	(3,666)	(232)	(232)	—
Impairment of intangible assets and goodwill	—	—	262,019	262,019	—
Total operating expenses	1,052,540	1,155,632	1,456,759	1,369,317	87,442
Loss from operations	(113,186)	(181,983)	(427,269)	(406,205)	(21,064)
Other income (expense):
Interest expense	(78,675)	(67,610)	(73,128)	(63,807)	(9,321)
Loss on debt refinancing	(6,787)	—	—	—	—
Other	4,863	739	1,659	1,791	(132)
Total other expense	(80,599)	(66,871)	(71,469)	(62,016)	(9,453)
Loss before reorganization items and income taxes	(193,785)	(248,854)	(498,738)	(468,221)	(30,517)
Reorganization items	—	—	897,313	—	897,313
(Loss) income before income taxes	(193,785)	(248,854)	398,575	(468,221)	866,796
Income tax benefit (expense)	90,291	95,560	(226,613)	53,276	(279,889)
(Loss) income before discontinued operations	(103,494)	(153,294)	171,962	(414,945)	586,907
Gain on sale of discontinued operations, net of taxes	10,044	—	—	—	—
Net (loss) income	$(93,450)	$(153,294)	$171,962	$(414,945)	$586,907

Access line equivalents:
Residential	527,890	586,725	645,453
Business	291,417	299,701	311,241
Wholesale	59,859	65,641	76,065
Total voice access lines	879,166	952,067	1,032,759
Broadband subscribers	329,766	326,367	314,135
Total access line equivalents (1)	1,208,932	1,278,434	1,346,894

(1) On January 31, 2013, we completed the sale of our operations in Idaho which accounted for 5,604 and 5,536 access line equivalents as of December 31, 2012 and 2011, respectively.
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. For the years ended December 31, 2013 and 2012, voice access lines in service decreased 7.7% and 7.8% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Excluding divestitures, on a pro forma basis, voice access lines in service for the years ended December 31, 2013 and 2012 would have declined 7.1% and 7.7% year-over-year, respectively. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers are turning to the use of alternative communication services as a result of ever-increasing competition.
We were subject to retail service quality plans in the states of Maine, New Hampshire and Vermont for the years ended December 31, 2012 and 2011, pursuant to which we incurred SQI penalties resulting from any failure to meet the requirements of the respective plans. In New Hampshire, the retail service quality plan was eliminated by SB 48, which was effective August 10, 2012, thereby extinguishing our exposure to SQI penalties in that state. In Vermont, effective March 31, 2013 we were no longer subject to the retail service quality plan based on our achievement of certain retail service quality metrics. We were still subject to the retail service quality plan in Maine through July 31, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, SQI penalties were eliminated starting in August 2013.
We adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. Our maximum exposure to penalties under the PAPs has not been reduced by deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont.
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. Prior to 2012, these subsidies were provided through the USF high-cost support program. Beginning in 2012, all forms of support under the USF were replaced with CAF Phase I frozen support. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2014, plus or minus small adjustments recorded during the respective quarters and adjusted for the divestiture of the Idaho operations, until the FCC completes its proceedings to adopt a CAF cost model and develop CAF Phase II for our operating areas. The FCC has announced its expectation to complete its CAF II model development, establish all obligations associated with the CAF II program, and offer support to price cap carriers by the end of 2014. If so, CAF II funding could be implemented during 2015. We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (in millions):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(33.5)		$(27.5)
Divestiture of Idaho-based operations	(2.9)		—
(Increase) decrease in accrual of PAP penalties (1)	2.1		(1.3)
Decrease in high-cost loop credits to customers (2)	0.8		2.7
(Increase) decrease in accrual of SQI penalties (3)	0.3		(3.9)
Long distance services revenues	(7.8)		(7.6)
Total changes in voice services revenues	$(41.0)	(9)%	$(37.6)	(8)%

(1)
During the years ended December 31, 2013, 2012 and 2011, local voice services revenues were reduced by $0.7 million, $2.8 million and $1.5 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. In fiscal years 2012 and 2011, a majority of the penalty credits resulting from these commitments were recorded as a reduction to local voice services revenues with a small portion recorded to access revenues. However, as our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have followed and are now being recorded to access revenues. We expect this trend to continue and the impact of penalty credits on voice services revenues to decrease.

(2)
In 2012, the VPSB and the MPUC each approved a tariff change whereby we are no longer required to provide high-cost loop credits to customers. For the years ended December 31, 2012 and 2011, we recognized a reduction to local voice services revenues related to high-cost loop credits remitted to customers of $0.8 million and $3.5 million, respectively.

(3)
During the years ended December 31, 2013, 2012 and 2011, voice services revenues were increased by $0.1 million, reduced by $0.2 million and increased by $3.7 million, respectively, by SQI penalties. In fiscal year 2011, our continued performance improvement, certain legislative and regulatory changes and the additional reversal of 2008 and 2009 SQI penalties resulted in a net increase to local voice services revenues.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration; however, with the increasing need for bandwidth, including cellular backhaul, demand for carrier Ethernet based products is expected to increase over time. Our extensive fiber network with over 16,000 miles of fiber optic cable, including over 1,000 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself.
As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. As our wholesale business shifts from UNEs to access-driven services, a majority of penalty credits have transitioned in the same manner and are now being recorded to access revenues instead of voice services revenue. We expect this trend to continue and the impact of penalty credits to access revenues to increase. Our maximum exposure to penalties under the PAPs has not been reduced by the deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont.
The following table reflects the primary drivers of year-over-year changes in access revenues (in millions):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$8.3		$17.2
(Increase) decrease in accrual of PAP penalties (2)	(3.3)		—
Divestiture of Idaho-based operations	(3.4)		—
Legacy access services (3)	(15.8)		(50.5)
Total changes in access revenues	$(14.2)	(4)%	$(33.3)	(9)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of December 31, 2013, we provide cellular transport on our Next Generation Network through over 1,300 mobile Ethernet backhaul connections, the number of which has grown significantly over the last two years.

(2)
During fiscal years 2013 and 2012, access services revenues were reduced by $3.6 million and $0.3 million, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. In 2012 and 2011, a majority of penalty credits were recorded to voice services revenues; therefore the impact of PAP penalties on access revenues to fiscal years 2012 and 2011 was negligible.

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
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the years ended December 31, 2013 and 2012, we grew broadband subscribers by 1.0% and 3.9%, respectively, as penetration reached 37.5% of voice access lines at December 31, 2013 from 34.3% and 30.4% at December 31, 2012 and 2011, respectively. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (in millions):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Increase	%	Increase	%
Retail Ethernet services (1)	$8.9		$8.7
Other data and Internet technology based services (2)	9.6		6.9
Total changes in data and Internet revenues	$18.5	13%	$15.6	12%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. In the years ended December 31, 2013, 2012 and 2011, respectively, we recognized $27.7 million, $18.8 million and $10.1 million of retail Ethernet revenues from our Next Generation Network.

(2)	Includes all other services such as DSL, T-1, dial-up, high speed cable modem and wireless broadband.
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
The following table reflects the primary drivers of year-over-year changes in other services revenues (in millions):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$2.7		$1.4
Late payment fees (2)	(1.6)		1.0
Other (3)	1.2		(2.9)
Total changes in other services revenues	$2.3	5%	$(0.5)	(1)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to directory services, billing and collections and various other miscellaneous services revenues.
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
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (in millions):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Access expense (1)	$(7.9)		$(14.0)
Severance expense (2)	3.4		(4.2)
Employee expense (3)	0.2		(13.0)
Other (4)	(6.9)		(11.9)
Total changes in cost of services and sales	$(11.2)	(2)%	$(43.1)	(9)%

(1)	Access expense continues to decrease primarily due to increased usage of our IP infrastructure, which has enabled us to significantly reduce the associated costs of utilizing other carriers.

(2)	For the years ended December 31, 2013, 2012 and 2011, we recognized $5.9 million, $2.5 million and $6.7 million of severance expense, respectively, attributed to the reduction in our workforce.

(3)
For the years ended December 31, 2013, 2012 and 2011, we recognized $187.3 million, $187.1 million and $200.1 million, respectively, of employee expense as cost of services and sales. Although we reduced our workforce in 2013 by approximately 120 positions, an increase in overtime expenses and a decrease in capitalized labor, associated with a reduction in labor intensive capital projects in fiscal 2013, have combined to slightly increase employee expense for fiscal 2013 compared to fiscal 2012. The decrease in employee expense for fiscal year 2012 compared to fiscal year 2011 was due to a reduction in our workforce of approximately 400 positions, many of which impacted cost of services and sales, beginning in September 2011 and continuing through the end of 2011.

(4)	Other cost of services and sales has decreased primarily due to lower network expenses.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, pension and post-retirement healthcare) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect our SG&A expense to decrease primarily as a result of lower discount rates on our qualified pension and post-retirement healthcare obligations.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (in millions):

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Pension expense (1)	8.4		5.6
Post-retirement healthcare expense (2)	3.6		11.3
Bad debt expense (3)	2.3		(14.3)
Severance expense (4)	(1.7)		2.6
Employee expense (5)	1.4		(11.4)
Other (6)	(14.6)		(4.6)
Total changes in SG&A expense	$(0.6)	—%	$(10.8)	(3)%

(1)
Increases in 2013 and 2012 net periodic benefit costs for our qualified pension plans are primarily attributable to an increase in the projected benefit obligation from reductions of approximately 55 and 93 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2012 and December 31, 2011, respectively. The larger projected benefit obligation served to increase service cost and interest cost recognized in 2013 and 2012, respectively, when compared to the prior year. In addition, in connection with our adoption of fresh start accounting on the Effective Date, we recognized all prior unamortized gains and losses. At December 31, 2012 and 2011, we recognized actuarial losses of $49.3 million and $64.8 million, respectively which have resulted in an increase in the amount of actuarial losses being amortized in 2013 and 2012, respectively, compared to the prior year. The actuarial losses can be attributed to the decrease in discount rates and the losses incurred on payment of significant lump sums in each of those years. See note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item

8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our company-sponsored qualified pension plans.

(2)
Increases in 2013 and 2012 net periodic benefit costs for our post-retirement healthcare plans are primarily attributable to an increase in the projected benefit obligation from reductions of approximately 46 and 99 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2012 and December 31, 2011, respectively. The larger projected benefit obligation served to increase service cost and interest cost recognized in 2013 and 2012, respectively, when compared to the prior year. In addition, in connection with our adoption of fresh start accounting on the Effective Date, we recognized all prior unamortized gains and losses. At December 31, 2012 and 2011, we recognized actuarial losses of $42.3 million and $164.7 million, respectively which have resulted in an increase in the amount of actuarial losses being amortized in 2013 and 2012, respectively, compared to the prior year. The actuarial losses can be attributed to the decrease in discount rates. See note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our post-retirement healthcare plans.

(3)
For the years ended December 31, 2013, 2012 and 2011, we recognized $9.8 million, $7.5 million and $21.8 million of bad debt expense, respectively. In 2012, bad debt expense reflected settlements with wholesale carriers and an improvement in accounts receivable aging.

(4)
For the years ended December 31, 2013, 2012 and 2011, we recognized $2.2 million, $3.9 million and $1.3 million of severance expense, respectively. In 2013 and 2012, we worked to consolidate operational functions and realign our human resources with the changing telecommunications landscape.

(5)
For the years ended December 31, 2013, 2012 and 2011, we recognized $123.1 million, $122.3 million and $133.7 million, respectively, of employee expense in SG&A expense. Wages and benefits per employee were slightly higher in 2013. During the fiscal year 2012, we realized cost reductions in employee benefits and a decline in employee wages associated with our effort to consolidate operational functions and realign our human resources with the changing telecommunications landscape.

(6)	Decreases in other expenses is primarily due to contracted services and operating taxes.
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
For the years ended December 31, 2013, 2012 and 2011, we recognized $271.3 million, $365.5 million and $346.6 million of depreciation expense, respectively. We recognized $11.1 million, $11.2 million and $11.9 million of amortization expense in the years ended December 31, 2013, 2012 and 2011, respectively.
In connection with our adoption of fresh start accounting on the Effective Date, property, plant and equipment assets were revalued to their fair value, generally their appraised value after considering economic obsolescence. New remaining useful lives were established and accumulated depreciation was reset to zero.
Periodically, we review the estimated remaining useful lives of our group asset categories to address continuing changes in technology, competition and our overall reduction in capital spending and increased focus on more efficient utilization of our existing assets. In the third quarter of 2013, we conducted this review and determined that changes to the estimated remaining useful lives for certain of our asset categories were appropriate. Accordingly, as a result of the changes applied to the remaining useful lives, our depreciation expense in 2013 was approximately $37.0 million less than it would have been absent the changes.
The decrease in depreciation expense from 2012 to 2013 is due to the $37.0 million described above, as well as certain asset classes becoming fully depreciated as remaining useful lives, established with the adoption of fresh start accounting, became exhausted.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve"). As of December 31, 2013, the Claims Reserve has a balance of $0.3 million.

Impairment of Intangible Assets and Goodwill
At September 30, 2011, as a result of the significant sustained decline in our stock price since the Effective Date, our market capitalization dropped below our book value. Signaling a possible impairment, we performed interim impairment tests on our goodwill and non-amortizable trade name. Results of these interim impairment tests required us to write off the entire balance of goodwill and write down the carrying value of the non-amortizable trade name to $39.2 million. There were no subsequent impairments.
The following table reflects the impairment charges recorded during the year ended December 31, 2011 (in millions):

Year Ended
December 31, 2011
Goodwill	$243.2
Non-amortizable trade name	18.8
Total impairment of intangible assets and goodwill	$262.0
Interest Expense
The following table reflects a summary of interest expense recorded during the years ended December 31, 2013, 2012 and 2011, respectively (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
New Credit Agreement Loans	$44.1	$—	$—
Notes	23.0	—	—
Old Credit Agreement Loans	7.7	66.6	63.0
Pre-Petition Credit Facility	—	—	9.1
Amortization of debt issue costs	0.9	0.7	0.7
Amortization of debt discount	2.3	—	—
Other interest expense	0.7	0.3	0.3
Total interest expense	$78.7	$67.6	$73.1
Interest expense increased $11.1 million (16%) in the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount and debt issuance fees related to the New Credit Agreement Loans as a result of the Refinancing, partially offset by lower weighted average long-term debt outstanding during fiscal year 2013 as compared to fiscal year 2012.
Interest on borrowings under the Old Credit Agreement Loans accrued at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Old Credit Agreement Loans accrued interest at 6.50%. During the year ended December 31, 2012, the Old Credit Agreement Loans had an outstanding weighted average balance of $987.3 million, taking into consideration $43.0 million of principal payments made on our Old Term Loan in 2012, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity. During the first half of the first quarter of 2013, the Old Credit Agreement Loans had an outstanding weighted average balance of $952.3 million, taking into consideration $10.5 million of prepayments made during that period.
On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the New Credit Agreement Loans, which include the $640.0 million New Term Loan outstanding and the $75.0 million New Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the New Term Loan accrued interest at 7.50% during 2013. Regularly scheduled amortization payments of $1.6 million were made on the New Term Loan at the end of the second, third and fourth quarters of 2013. In addition, the New Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of December 31, 2013, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they will have no impact on interest expense in 2013 or 2014.
Interest expense decreased $5.5 million (8%) in the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in 2012 interest expense is primarily attributable to the 24 days ended January 24, 2011, whereby we were subject to interest charges under the Pre-Petition Credit Facility. During the 24 days ended January 24, 2011, the Pre-Petition

Credit Facility had an outstanding balance of $2.0 billion with a weighted average interest rate of 6.94%. The Old Credit Agreement Loans during the same period of 2012 had an outstanding balance of $1.0 billion with a weighted average interest rate of 6.5%. As stated above, we paid down $43.0 million of principal payments on our Old Term Loan in 2012, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity.
For further information regarding the New Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (8) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Loss on Debt Refinancing
On February 14, 2013, we completed the Refinancing and paid all amounts outstanding under the Old Credit Agreement. In connection with this Refinancing, we incurred $5.6 million in related fees and wrote off $1.2 million of debt issue costs and other prepayments related to the Old Credit Agreement.
Other Income
Other income generally includes non-operating gains and losses such as those incurred on the sale or disposal of assets. During the years ended December 31, 2013, 2012 and 2011, we recognized other income, net of other expenses, of $4.9 million, $0.7 million and $1.7 million, respectively. The increase in fiscal 2013 compared to fiscal 2012 is due to a one-time settlement.
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
Income Taxes
The effective income tax rate for the years ended December 31, 2013, 2012 and 2011 was 46.6% benefit, 38.4% benefit and 56.9% expense, respectively.
The effective tax rate for 2013 was primarily impacted by state taxes, as well as a decrease to the valuation allowance.
The effective tax rate for 2012 was primarily impacted by state taxes, as well as a favorable provision to return permanent adjustments, partially offset by an increase to the valuation allowance for deferred tax assets.
The effective tax rate for 2011 was primarily impacted by the impairment charge to reduce our goodwill to zero and from certain non-taxable cancellation of indebtedness income resulting from our emergence from Chapter 11 bankruptcy protection.
For 2014, our annualized effective income tax benefit rate is expected to range from 39% to 41%, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws, may cause the rate to change from historical rates. See note (12) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further discussion on income taxes.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot Telecommunications Group for $30.5 million in cash. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of income taxes, of $16.7 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the consolidated statement of operations for the year ended December 31, 2013.
For details of our Idaho-based operations' operating results, see note (19) "Assets Held for Sale and Discontinued Operations" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable U.S. GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures, which also exclude the effect of special items, may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, the non-GAAP measure is useful for investors because it enables them to view performance in a manner similar to the method used by the Company's management. Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") also removes variability related to pension and post-retirement healthcare expenses. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.

However, the non-GAAP financial measures, as used herein, are not necessarily comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as an alternative to, net income or loss, operating income, cash flow or other combined income or cash flow data prepared in accordance with U.S. GAAP. Because of these limitations, Adjusted EBITDA and related ratios should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. The Company compensates for these limitations by relying primarily on its U.S. GAAP results and using Adjusted EBITDA only supplementally.

A reconciliation of Adjusted EBITDA to net (loss) income is provided in the table below (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011

Net (loss) income	$(93,450)	$(153,294)	$171,962
Income tax expense (benefit)	(90,291)	(95,560)	226,613
Interest expense	78,675	67,610	73,128
Depreciation and amortization	282,438	376,614	358,406
Pension expense (1a)	26,221	17,809	12,185
Post-retirement healthcare expense (1a)	54,469	50,875	39,601
Compensated absences (1b)	431	329	(462)
Severance	8,150	6,380	8,006
Reorganization costs (1c)	207	1,335	21,053
Storm expenses (1d)	2,598	3,000	4,040
Other non-cash items (1e)	1,902	3,518	(651,943)
Gain on sale of discontinued operations	(10,757)	—	—
Loss on debt refinancing	6,787	—	—
All other allowed adjustments, net (1f)	(2,350)	(675)	(1,055)
Adjusted EBITDA	$265,030	$277,941	$261,534

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net (loss) income for interest, income taxes, depreciation and amortization, in addition to:
a) the add-back of aggregate pension and post-retirement healthcare expense,
b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
c) the add-back of costs related to the reorganization, including professional fees for advisors and consultants. See note (4) "Reorganization Under Chapter 11—Financial Reporting in Reorganization—Reorganization Items" to our consolidated financial statements in "Item 8. Financial Statement and Supplementary Data" included elsewhere in this Annual Report,
d) the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
e) the add-back of other non-cash items, except to the extent they will require a cash payment in a future period, including impairment charges, and
f) the add-back (or subtraction) of other items, including facility and office closures, labor negotiation expenses, non-cash gains/losses, non-operating dividend and interest income and other extraordinary gains/losses.

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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under the New Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Old Credit Agreement through the Refinancing Closing Date and the maintenance covenants contained in the New Credit Agreement through the end of 2013. We expect to be in compliance with the maintenance covenants contained in the New Credit Agreement for 2014.
Cash Flows
Cash and cash equivalents at December 31, 2013 totaled $42.7 million, compared to $23.2 million at December 31, 2012, excluding restricted cash of $1.2 million and $7.5 million, respectively. During fiscal 2013, cash inflows were largely associated with $30.5 million of proceeds from the sale of our Idaho-based operations and cash flows from operations of $171.1 million, a majority of which was offset by the Refinancing and $128.3 million of capital expenditures.
The following table sets forth our consolidated cash flow results reflected in our consolidated statements of cash flows (in millions):

			Combined		Predecessor Company
				Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash flows provided by (used in):
Operating activities	$171.1	$192.8	$89.0	$170.1	$(81.1)
Investing activities	(96.0)	(144.3)	(175.3)	(162.9)	(12.5)
Financing activities	(55.6)	(42.6)	(1.8)	(0.2)	(1.7)
Net increase (decrease) in cash	$19.5	$5.9	$(88.1)	$7.1	$(95.2)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for fiscal 2013 decreased by $21.7 million compared to fiscal 2012, primarily because reduced revenue and related collections were not sufficiently offset by lower expenses. Net cash provided by operating activities for 2012 includes payment of $8.8 million in claims of the Predecessor Company, of which $3.8 million of these claims were paid using funds of the Cash Claims Reserve (as defined herein) established on January 24, 2011. Accordingly, $5.0 million of cash on hand was used to pay claims of the Predecessor Company during 2012. During 2013, only $0.2 million of cash on hand was used to pay claims. During 2013 and 2012, $0.6 million and $10.8 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand, respectively.
Net cash provided by operating activities for fiscal 2012 increased $103.8 million compared to fiscal 2011. The increase is primarily driven by the establishment of an $82.8 million reserve for payment of outstanding bankruptcy claims (the "Cash Claims Reserve") on the Effective Date. Net cash provided by operating activities for the year ended December 31, 2012 and the 341 days ended December 31, 2011 represent the operating activities after the Effective Date; however, they include payment of $8.8 million and $66.7 million, respectively, in claims of the Predecessor Company, of which $3.8 million and $59.9 million, respectively, of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date. Accordingly, $5.0 million and $6.8 million of cash on hand was used to pay claims of the Predecessor Company during the year ended December 31, 2012 and the 341 days ended December 31, 2011, respectively.

Investing activities. Net cash used in investing activities for fiscal 2013 decreased $48.3 million compared to fiscal 2012 primarily driven by the sale of our Idaho-based operations during fiscal 2013 for $30.5 million in cash proceeds and a decrease in capital expenditures. Capital expenditures were $128.3 million, $145.1 million and $163.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Financing activities. Net cash used in financing activities in fiscal 2013 increased $13.0 million compared to fiscal 2012 primarily attributable to the Refinancing, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the New Credit Agreement including the $640.0 million New Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan and approximately $32.6 million of fees, expenses and other costs related to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loan, see "—Debt" herein and note (8) "Long-Term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. Net cash used in financing activities in fiscal 2012 increased $40.8 million compared to fiscal 2011 largely due to the $43.0 million of principal payments on the Old Term Loan, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the year ended December 31, 2013, we contributed $21.8 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $3.7 million under our post-retirement healthcare plans. Contributions to our qualified defined benefit pension plans in 2013 met the minimum funding requirements under the Pension Protection Act of 2006.
Legislation enacted in 2012 changed the method for determining the discount rate used for calculating a qualified pension plan’s unfunded liability for ERISA and Code purposes. This legislation included a pension funding stabilization provision which allowed pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, our near-term minimum required pension plan contributions have been lower than they would have been in the absence of this stabilization provision. On September 25, 2012, we elected to defer use of the higher segment rates under this legislation until the plan year beginning on January 1, 2013 solely for purposes of determining the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Section 436 of the Code.
In 2014, aggregate cash pension contributions and cash post-retirement healthcare payments are expected to be approximately $35.0 million.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. In 2013, our net capital expenditures totaled $128.3 million, compared to $145.1 million in 2012. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the New Revolving Facility).
In 2014, capital expenditures are expected to be approximately $125.0 million.
Debt
The New Credit Agreement. In connection with the Refinancing, we entered into the New Credit Agreement, which provides for the $75.0 million New Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million New Term Loan. The New Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the New Term Loan and commitments under the New Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the New Credit Agreement. The New Term Loan will mature on February 14, 2019 and the New Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the New Credit Agreement. As of December 31, 2013, the Company had $59.1 million, net of $15.9 million of outstanding letters of credit, available for borrowing under the New Revolving Facility.
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the New Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b)

4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the New Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the New Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio. In the third quarter of 2013, we entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires us to pay a fixed rate of 2.665% and provides that we will receive a variable rate based on the three month LIBOR rate, subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to us will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (9) "Interest Rate Swap Agreements" to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report.
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
Mandatory Repayments. Commencing in the second quarter of 2013, we are required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, mandatory repayments are due under the New Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 103.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2014, (ii) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (iii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the New Credit Agreement, excluding mandatory quarterly repayments discussed above, during the year ended December 31, 2013. In addition, we will not be required to make an excess cash flow payment for fiscal year 2013.
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
Merger Orders. As a condition to the approval of the Merger and related transactions by state regulatory authorities we agreed to make certain capital expenditures following the completion of the Merger, which were modified by regulatory settlements agreed to with representatives for each of Maine, New Hampshire and Vermont and approved by the applicable regulatory authorities in Maine, New Hampshire and Vermont and approved by the Bankruptcy Court as part of the Plan. For further information on these capital expenditure requirements, see "Item 1. Business—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" included elsewhere in this Annual Report.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had approximately $15.9 million outstanding letters of credit under the New Revolving Facility and $1.7 million of surety bonds. As of December 31, 2012, we had approximately $12.0 million in outstanding standby letters of credit under the Old Revolving Facility and $1.8 million of surety bonds. We do not have any other off-balance sheet arrangements other than our operating lease obligations, which are not reflected on our balance sheet. See “—Summary of Contractual Obligations” for further detail.
Summary of Contractual Obligations
The table set forth below contains information with regard to disclosures about contractual obligations and commercial commitments.
The following table discloses aggregate information about our contractual obligations as of December 31, 2013 and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including current maturities (a)	$935,200	$6,400	$12,800	$12,800	$903,200
Interest payments on long-term debt obligations (b)	401,229	76,165	154,519	148,484	22,061
Capital lease obligations, including current maturities	2,170	1,625	369	176	—
Operating lease obligations	26,616	9,144	11,348	5,514	610
Other long-term liabilities (c)	849,911	37,029	66,905	61,291	684,686
Total contractual obligations	$2,215,126	$130,363	$245,941	$228,265	$1,610,557

(a)
Long-term debt obligations exclude outstanding letters of credit totaling $15.9 million under the New Revolving Facility at December 31, 2013. For more information, see note (8) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(b)	Interest payments represent cash payments on the long-term debt, including payments associated with interest rate swaps, while excluding amortization of capitalized debt issuance costs.

(c)
Other long-term liabilities primarily include our qualified pension and post-retirement healthcare obligations, and deferred tax liabilities. For more information, see notes (11) "Employee Benefit Plans" and (12) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. In addition,

(i)
The balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at December 31, 2013 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)
The balance excludes $2.1 million of non-cash unfavorable union contracts, which were recorded upon the adoption of fresh start accounting and are included in other long-term liabilities at December 31, 2013. For further information, see note (2) "Significant Accounting Policies—(o) Other Liabilities" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report;

(iii)	The balance includes the current portion of our post-retirement healthcare obligations of $5.7 million presented in the current portion of other accrued liabilities at December 31, 2013; and

(iv)
Our 2014 pension contribution is expected to be $30.0 million, which includes our minimum required contribution and an additional discretionary contribution, and has been reflected as due in less than one year. Our actual contribution could differ from this estimation. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown and therefore the remaining accrued pension obligation has been reflected as due in more than 5 years.

Critical Accounting Policies and Estimates
As disclosed in note (2) "Significant Accounting Policies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, the preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Our critical accounting policies as of December 31, 2013 are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for qualified pension and other post-retirement healthcare benefits;

•	Accounting for income taxes;

•	Depreciation of property, plant and equipment;

•	Stock-based compensation; and

•	Valuation of long-lived assets and indefinite-lived intangible assets.
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
We make estimated adjustments, as necessary, to revenue and accounts receivable for billing errors, including certain disputed amounts. If circumstances related to these adjustments change or our knowledge evolves, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided in our consolidated financial statements.
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
Accounting for Pension and Other Post-retirement Healthcare Benefits. Certain of our employees participate in our qualified pension plans and other post-retirement healthcare plans. In the aggregate, the projected benefit obligations of the qualified pension plans exceed the fair value of their respective assets and the post-retirement healthcare plans do not have plan assets, resulting in expense. Significant qualified pension and other post-retirement healthcare plan assumptions, including the discount rate used, the long-term rate-of-return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations reflected in our consolidated financial statements. The actuarial assumptions we used in determining our qualified pension and post-retirement healthcare plans obligations may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect our financial position or results of operations.
Our qualified pension and post-retirement liabilities are highly sensitive to changes in the discount rate. We currently estimate that a movement of 1% in the discount rate would change our December 31, 2013 qualified pension plan benefit obligations by approximately 18%. We currently estimate that a 1% fluctuation in the discount rate would change our December 31, 2013 post-retirement healthcare benefit obligations by approximately 21%.
The post-retirement healthcare benefit obligations are also highly sensitive to the medical trend rate assumption. A 1% increase in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2013 would result in an increase in the post-retirement healthcare benefit obligations of approximately $139.3 million and a 1% decrease in the medical trend rate assumed at December 31, 2013 would result in a decrease in the post-retirement healthcare benefit obligations of approximately $106.6 million.
For additional information on our qualified pension and post-retirement healthcare plans, see note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Accounting for Income Taxes. Our current and deferred income taxes are affected by events and transactions arising in the normal course of business, as well as in connection with the adoption of new accounting standards and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual payments may differ from these estimates as a result of changes in tax laws, as well as unanticipated future transactions affecting related income tax balances. We account for uncertain tax positions taken or expected to be taken in our tax returns utilizing a two step approach. The first step is a recognition process in which we determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is a measurement process in which a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
For additional information on income taxes, see note (12) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Depreciation of Property, Plant and Equipment. We recognize depreciation on property, plant and equipment principally on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives.

When an asset is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the asset. Under this method, we review depreciable lives periodically and may revise depreciation rates when appropriate. The Company utilizes straight-line depreciation for its non-telephone property, plant and equipment.
Periodically, the Company reviews the estimated remaining useful lives of its group asset categories to address continuing changes in technology, competition and the Company’s overall reduction in capital spending and increased focus on more efficient utilization of its existing assets. In the third quarter of 2013, the Company conducted this review and determined that changes to the estimated remaining useful lives for certain asset categories were appropriate. Accordingly, as a result of the changes to the remaining useful lives, depreciation expense in 2013 was approximately $37.0 million less than it would have been absent the changes, resulting in a reduction in net loss of approximately $39.0 million, or a benefit of $1.49 per share. This change in non-cash expense had no impact on our compliance with the covenants contained in the New Credit Agreement.
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
We utilize the Black-Scholes option pricing model to calculate the fair value of our stock option grants. The key assumptions used in the Black-Scholes option pricing model are the expected life of the stock option, the expected dividend rate, the risk-free interest rate and expected volatility. The expected life of the stock options granted represents the period of time that the options are expected to be outstanding. The risk-free interest rates are based on United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options. Our assumptions of these key inputs, in addition to our assumption made about the portion of the awards that will ultimately vest, requires subjective judgment.
For additional information on share-based awards, including key assumptions used in calculating the grant date fair values, see note (16) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Valuation of Long-lived Assets and Indefinite-lived Intangible Assets. We review our long-lived assets, which include our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review non-amortizable intangible assets for impairment on at least an annual basis as of the first day of the fourth quarter of each year, or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

•	an inability to perform at levels that were forecasted;

•	a permanent decline in market capitalization;

•	implementation of restructuring plans;

•	changes in industry trends; and/or

•	unfavorable changes in our capital structure, cost of debt, interest rates or capital expenditures levels.
No factors signaling a potential impairment were identified during the year ended December 31, 2013. Accordingly, no impairment review of our long-lived assets was required in 2013.
Our only non-amortizable intangible asset is the FairPoint trade name. As previously discussed, no factors signaling a potential impairment were identified during the year ended December 31, 2013. As a result, no interim impairment review of our trade name was necessary. An annual impairment review was performed on October 1, 2013. We assess the fair value of our trade name utilizing the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. For this annual impairment review, we made certain assumptions including an estimated royalty rate, long-term growth rate, effective tax rate and discount rate and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale and others revenues not generated through brand recognition. Results of the assessment indicated that an impairment was not necessary; however, future changes in one or more of these assumptions could result in the recognition of an impairment loss.
For additional information on our FairPoint trade name, including the impairment charges recorded in the year ended December 31, 2011 on goodwill and our trade name, see note (6) "Goodwill and Other Intangible Assets" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

New Accounting Standards
For details of recent Accounting Standards Updates and our evaluation of their adoption on our consolidated financial statements, see note (3) "Recent Accounting Pronouncements" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of December 31, 2013, our interest rate risk exposure was attributable to the New Credit Agreement, which includes the New Term Loan and the New Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of December 31, 2013, we were party to interest rate swap agreements in connection with borrowings under the New Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on December 31, 2013, the entire $635.2 million principal balance of the New Term Loan was subject to interest rate risk. Interest payments on the New Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our consolidated financial statements. For example, with the principal balance of the New Term Loan as of December 31, 2013, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.4 million on an annual basis.
For further information regarding the New Credit Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note (8) "Long-Term Debt" and note (9) "Interest Rate Swap Agreements" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liability and the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, lower returns on plan assets, decrease in the fair value of plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Annual Report. For activity in our qualified pension plan assets, see note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Page
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES:
Report of Management on Internal Control Over Financial Reporting	56
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	57
Report of Independent Registered Public Accounting Firm	58
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011:
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	59
Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012, the 341 Days Ended December 31, 2011 and the 24 Days Ended January 24, 2011	60
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013 and 2012, the 341 Days Ended December 31, 2011 and the 24 Days Ended January 24, 2011	61
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2013 and 2012, the 341 Days Ended December 31, 2011 and the 24 Days Ended January 24, 2011	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, the 341 Days Ended December 31, 2011 and the 24 Days Ended January 24, 2011	63
Notes to Consolidated Financial Statements	65

Report of Management on Internal Control Over Financial Reporting
We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company as of December 31, 2013 using the criteria for effective internal control established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management determined that the Company's internal control over financial reporting was effective as of December 31, 2013.
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
Ajay Sabherwal
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited FairPoint Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). FairPoint Communications, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FairPoint Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012, the period from January 25, 2011 to December 31, 2011, and the period from January 1, 2011 to January 24, 2011 (Predecessor) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012, the period from January 25, 2011 to December 31, 2011, and the period from January 1, 2011 to January 24, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, the period from January 25, 2011 to December 31, 2011, and the period from January 1, 2011 to January 24, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 5, 2014

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets:
Cash	$42,700	$23,203
Restricted cash	543	6,818
Accounts receivable, net	89,248	86,999
Prepaid expenses	26,552	20,128
Other current assets	3,876	4,219
Deferred income tax, net	18,250	16,376
Assets held for sale	—	12,549
Total current assets	181,169	170,292
Property, plant and equipment, net	1,301,292	1,438,309
Intangible assets, net	105,886	116,992
Debt issue costs, net	7,101	1,111
Restricted cash	651	651
Other assets	3,799	5,006
Total assets	$1,599,898	$1,732,361

Liabilities and Stockholders' Deficit:
Current portion of long-term debt	$6,400	$10,000
Current portion of capital lease obligations	1,445	1,220
Accounts payable	37,876	40,654
Claims payable and estimated claims accrual	256	1,282
Accrued interest payable	9,977	176
Accrued payroll and related expenses	34,897	30,952
Other accrued liabilities	55,994	58,262
Liabilities held for sale	—	407
Total current liabilities	146,845	142,953
Capital lease obligations	447	1,470
Accrued pension obligations	153,534	203,537
Accrued post-retirement healthcare obligations	584,734	616,379
Deferred income taxes	85,948	127,361
Other long-term liabilities	25,864	11,474
Long-term debt, net of current portion	911,722	947,000
Total long-term liabilities	1,762,249	1,907,221
Total liabilities	1,909,094	2,050,174
Commitments and contingencies (See Note 20)
Stockholders' deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,480,837 and 26,288,998 shares issued and outstanding at December 31, 2013 and 2012, respectively	264	262
Additional paid-in capital	512,008	506,153
Retained deficit	(661,689)	(568,239)
Accumulated other comprehensive loss	(159,779)	(255,989)
Total stockholders' deficit	(309,196)	(317,813)
Total liabilities and stockholders' deficit	$1,599,898	$1,732,361

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2013 and 2012, Three Hundred Forty-One Days Ended December 31, 2011 and
Twenty-Four Days Ended January 24, 2011
(in thousands, except per share data)

				Predecessor Company
			Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenues	$939,354	$973,649	$963,112	$66,378
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	439,217	450,441	453,673	39,826
Selling, general and administrative expense, excluding depreciation and amortization	331,656	332,243	316,966	26,101
Depreciation and amortization	282,438	376,614	336,891	21,515
Reorganization related income	(771)	(3,666)	(232)	—
Impairment of intangible assets and goodwill	—	—	262,019	—
Total operating expenses	1,052,540	1,155,632	1,369,317	87,442
Loss from operations	(113,186)	(181,983)	(406,205)	(21,064)
Other income (expense):
Interest expense	(78,675)	(67,610)	(63,807)	(9,321)
Loss on debt refinancing	(6,787)	—	—	—
Other	4,863	739	1,791	(132)
Total other expense	(80,599)	(66,871)	(62,016)	(9,453)
Loss before reorganization items and income taxes	(193,785)	(248,854)	(468,221)	(30,517)
Reorganization items	—	—	—	897,313
(Loss) income before income taxes	(193,785)	(248,854)	(468,221)	866,796
Income tax benefit (expense)	90,291	95,560	53,276	(279,889)
Net (loss) income from continuing operations	(103,494)	(153,294)	(414,945)	586,907
Gain on sale of discontinued operations, net of taxes	10,044	—	—	—
Net (loss) income	$(93,450)	$(153,294)	$(414,945)	$586,907

Weighted average shares outstanding:
Basic	26,190	25,987	25,838	89,424
Diluted	26,190	25,987	25,838	89,695

(Loss) earnings per share, basic:
Continuing operations	$(3.95)	$(5.90)	$(16.06)	$6.56
Discontinued operations	0.38	—	—	—
(Loss) earnings per share, basic	$(3.57)	$(5.90)	$(16.06)	$6.56

(Loss) earnings per share, diluted:
Continuing operations	$(3.95)	$(5.90)	$(16.06)	$6.54
Discontinued operations	0.38	—	—	—
(Loss) earnings per share, diluted	$(3.57)	$(5.90)	$(16.06)	$6.54

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2013 and 2012, Three Hundred Forty-One Days Ended December 31, 2011 and
Twenty-Four Days Ended January 24, 2011
(in thousands)

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Net (loss) income	$(93,450)	$(153,294)	$(414,945)	$586,907
Other comprehensive (loss) income, net of taxes:
Interest rate swaps (net of $0.4 million tax benefit)	(601)	—	—	—
Qualified pension and post-retirement healthcare plans (net of $45.6 million tax expense, $19.7 million tax benefit, $39.1 million tax benefit and $0.5 million tax expense, respectively)	96,811	(62,495)	(193,494)	493
Total other comprehensive income (loss)	96,210	(62,495)	(193,494)	493
Comprehensive income (loss)	$2,760	$(215,789)	$(608,439)	$587,400

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2013 and 2012, Three Hundred Forty-One Days Ended December 31, 2011 and
Twenty-Four Days Ended January 24, 2011
(in thousands)

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total stockholders' equity (deficit)
	Shares	Amount

Balance at December 31, 2010 (Predecessor Company)	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)
Net income	—	—	—	586,907	—	586,907
Stock-based compensation expense	—	—	18	—	—	18
Employee benefit adjustment to comprehensive income	—	—	—	—	493	493
Cancellation of Predecessor Company common stock	(89,440)	(894)	(725,804)	726,698	—	—
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	(212,311)	212,311	—
Issuance of common stock	25,660	257	481,879	—	—	482,136
Issuance of warrants	—	—	16,350	—	—	16,350
Balance at January 24, 2011	25,660	$257	$498,229	$—	$—	$498,486
Net loss	—	—	—	(414,945)	—	(414,945)
Issuance of common stock	541	5	(5)	—	—	—
Issuance of restricted stock	14	—	—	—	—	—
Forfeiture of restricted stock	(18)	—	—	—	—	—
Stock-based compensation expense	—	—	3,810	—	—	3,810
Employee benefit adjustment to comprehensive income	—	—	—	—	(193,494)	(193,494)
Balance at December 31, 2011	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)
Net loss	—	—	—	(153,294)	—	(153,294)
Issuance of common stock	100	—	—	—	—	—
Forfeiture of restricted stock	(22)	—	—	—	—	—
Exercise of stock options	14	—	64	—	—	64
Stock-based compensation expense	—	—	4,055	—	—	4,055
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(62,495)	(62,495)
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)
Net Loss	—	—	—	(93,450)	—	(93,450)
Issuance of common stock	185	2	(2)	—	—	—
Forfeiture of restricted stock	(7)	—	—	—	—	—
Exercise of stock options	14	—	50	—	—	50
Stock-based compensation expense	—	—	5,807	—	—	5,807
Interest rate swaps other comprehensive loss	—	—	—	—	(601)	(601)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	86,841	86,841
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	9,970	9,970
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012, Three Hundred Forty-One Days Ended December 31, 2011 and
Twenty-Four Days Ended January 24, 2011
(in thousands)

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Cash flows from operating activities:
Net (loss) income	$(93,450)	$(153,294)	$(414,945)	$586,907
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income taxes	(94,369)	(96,778)	(52,203)	279,868
Provision for uncollectible revenue	9,806	7,506	18,344	3,454
Depreciation and amortization	282,438	376,614	336,891	21,515
Post-retirement healthcare	51,035	47,692	35,183	2,654
Qualified pension	6,250	(42)	5,021	986
Gain on sale of business, net	(10,044)	—	—	—
Loss on debt refinancing	6,787	—	—	—
Stock-based compensation	5,807	4,055	3,810	18
Loss on abandoned projects	201	2,862	—	—
Impairment of intangible assets and goodwill	—	—	262,019	—
Other non-cash items	(906)	(3,189)	(4,098)	79
Changes in assets and liabilities arising from operations:
Accounts receivable	(12,127)	9,587	7,863	(7,752)
Prepaid and other assets	(7,044)	(3,301)	(1,926)	(3,423)
Restricted cash	5,698	(6,164)	—	—
Accounts payable and accrued liabilities	(2,070)	3,364	(12,303)	26,627
Accrued interest payable	9,801	(332)	508	9,017
Other assets and liabilities, net	13,721	(4,198)	67	177
Reorganization adjustments:
Non-cash reorganization income	(980)	(5,002)	(7,308)	(917,358)
Claims payable and estimated claims accrual	(46)	(8,824)	(66,712)	(1,096)
Restricted cash—Cash Claims Reserve	577	22,219	59,888	(82,764)
Total adjustments	264,535	346,069	585,044	(667,998)
Net cash provided by (used in) operating activities	171,085	192,775	170,099	(81,091)
Cash flows from investing activities:
Net capital additions	(128,298)	(145,066)	(163,648)	(12,477)
Proceeds from sale of business	30,452	—	—	—
Distributions from investments and proceeds from the sale of property	1,895	759	798	—
Net cash used in investing activities	(95,951)	(144,307)	(162,850)	(12,477)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	920,590	—	—	—
Financing costs	(13,217)	—	(884)	(1,500)
Repayments of long-term debt	(961,800)	(43,000)	—	—
Restricted cash	—	1,573	1,843	34
Proceeds from exercise of stock options	55	64	—	—

See accompanying notes to consolidated financial statements.

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Repayment of capital lease obligations	(1,265)	(1,252)	(1,120)	(201)
Net cash used in financing activities	(55,637)	(42,615)	(161)	(1,667)
Net change	19,497	5,853	7,088	(95,235)
Cash, beginning of period	23,203	17,350	10,262	105,497
Cash, end of period	$42,700	$23,203	$17,350	$10,262

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$64,786	$66,619	$62,290	$—
Income tax paid, net of refunds	1,647	562	218	—
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	8,067	9,501	854	1,818
Reorganization costs paid	324	1,197	20,069	11,110
Non-cash settlement of claims payable	—	7,668	—	—

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

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	"Telecom Group" refers to FairPoint, exclusive of our acquired Northern New England operations.

•	"Predecessor Company" refers to the Company during all periods as of and preceding the Effective Date (as defined hereinafter).
(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive, next-generation fiber network with more than 16,000 miles of fiber optic cable in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of December 31, 2013, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2013, the Company operated with approximately 1.2 million access line equivalents in service, including approximately 330,000 broadband subscribers.
Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated.
(2) Significant Accounting Policies
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
The Company has reclassified its long-term workers compensation accrual from “Accrued post-retirement healthcare obligations” to “Other long-term liabilities” and certain accrued employee costs from "Accounts payable" to "Other accrued liabilities" in the December 31, 2012 consolidated balance sheet to be consistent with current period presentation. The Company has reclassified certain computer and customer service expenses from "Selling, general and administrative expense, excluding depreciation and amortization" to "Cost of services and sales, excluding depreciation and amortization" for the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 to be consistent with current period presentation.
Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the depreciation of property, plant and equipment, valuation of intangible assets, qualified pension and post-retirement healthcare plan assumptions, stock-based compensation and income taxes.

(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), certain Connect America Fund ("CAF") receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers ("LECs"). These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association ("NECA") or by the individual company and approved by the Federal Communications Commission (the "FCC").
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
As of December 31, 2013 and December 31, 2012, unearned revenue of $18.0 million and $19.1 million, respectively, was included in other accrued liabilities on the consolidated balance sheets. As of December 31, 2013 and December 31, 2012, unearned revenue of $10.5 million and $1.4 million, respectively, was included in other long-term liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of December 31, 2013 and 2012, customer deposits of $6.8 million and $10.5 million, respectively, were included in current other accrued liabilities on the consolidated balance sheets. Once the ancillary special project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV content and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company was subject to retail service quality plans in Maine, New Hampshire and Vermont in 2012 and for a portion of 2013 in Maine and Vermont, pursuant to which service quality index ("SQI") penalties are imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments were recorded as a reduction to revenue and to current other accrued liabilities on the consolidated balance sheets. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities on the consolidated balance sheets as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned.
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
The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31, 2013 and 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 (in thousands):

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Balance, beginning of period	$18,863	$11,497	$—	$40,608
Provision charged to expense	9,806	7,506	18,344	3,454
Provision charged to other accounts (a)	(163)	(341)	(129)	(159)
Amounts written off, net of recoveries (b)	(15,364)	211	(6,718)	(2,566)
Assets held for sale adjustment	—	(10)	—	—
Fresh start accounting adjustment	—	—	—	(41,337)
Balance, end of period	$13,142	$18,863	$11,497	$—

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.

(b)	Net recoveries for the year ended December 31, 2012 are primarily due to settlements with wholesale carriers for accounts receivable previously reserved as uncollectible.
(e) Credit Risk
The financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and gross accounts receivable existing at December 31, 2013. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to accounts receivable are principally related to trade receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.
The Company sponsors qualified pension plans for certain employees. Plan assets associated with these qualified pension plans are held by third party trustees and investments are comprised of debt and equity securities. The fair value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional Company contributions to the qualified pension plans in order to meet funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For additional information regarding the plan assets of the Company's qualified pension plans, including the December 31, 2013 balance at risk, see note (11) "Employee Benefit Plans" herein.
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
Periodically, the Company reviews the estimated remaining useful lives of its group asset categories to address continuing changes in technology, competition and the Company’s overall reduction in capital spending and increased focus on more efficient utilization of its existing assets. In the third quarter of 2013, the Company conducted this review and determined that changes to the estimated remaining useful lives for certain asset categories were appropriate. Accordingly, as a result of the changes to the remaining useful lives, depreciation expense in 2013 was approximately $37.0 million less than it would have been absent the changes, resulting in a reduction in net loss of approximately $39.0 million, or a benefit of $1.49 per share.
Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network related assets. Capitalized interest is reported as part of the cost of the network related assets and as a reduction in interest expense. See "—(i) Computer Software and Interest Costs" herein for additional information.
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
As of December 31, 2013, the Company performed its routine review of impairment triggering events specified by the Property, Plant and Equipment Topic of the ASC and concluded that it does not believe a triggering event has occurred.
(h) Asset Retirement Obligations
The Company records the estimated fair value of an asset retirement obligation when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the asset's estimated useful life. The Company has asset retirement obligations related to battery, fuel tank and chemically-treated pole disposal as well as soil remediation at leased facilities. Considerable management judgment is required in estimating these obligations. Important assumptions include estimates of retirement costs, the timing of the future retirement activities and the likelihood or retirement provisions being enforced. Changes in these assumptions based on future information could result in adjustments to estimated liabilities.
(i) Computer Software and Interest Costs
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
During the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, the Company capitalized $20.0 million, $9.5 million, $12.1 million and $1.3 million, respectively, in software costs. The Company capitalized $0.1 million, $0.1 million and $0.2 million, respectively, in interest costs for the year ended December 31, 2013, the year ended December 31, 2012 and the 341 days ended December 31, 2011. No interest costs were capitalized for the 24 days ended January 24, 2011.
As of the year ended December 31, 2013, the gross value and accumulated depreciation of the capitalized software was $135.0 million and $104.0 million, respectively. As of the year ended December 31, 2012 the gross value and accumulated depreciation of the capitalized software was $114.4 million and $87.9 million, respectively. During the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, amortization expense on the capitalized software was $15.4 million, $47.2 million, $41.3 million and $2.9 million, respectively, and is expected to be $9.3 million in 2014, $9.3 million in 2015, $5.9 million in 2016, $4.9 million in 2017 and $1.7 million in 2018, respectively.
(j) Impairment of Goodwill and Other Intangible Assets
Goodwill. Upon the Effective Date (as defined hereinafter in note (4) "Reorganization Under Chapter 11"), the Company's goodwill consisted of the difference between the reorganization value of the Predecessor Company and the fair value of net assets using the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC. In accordance with the Intangibles—Goodwill and Other Topic of the ASC, goodwill was not amortized, but was assessed for impairment at least annually. The Company historically performed its annual impairment test as of the first day of the fourth fiscal quarter of each year. At September 30, 2011, the Company wrote off the entire balance of goodwill. See note (6) "Goodwill and Other Intangible Assets" herein for further information on the impairment test and write-off.
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
(k) Accounting for Income Taxes
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
(l) Stock-Based Compensation
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
(m) Employee Benefit Plans

The Company accounts for qualified pension plans and other post-retirement healthcare plans in accordance with the Compensation-Retirement Benefits Topic of the ASC. The Company recognizes the overfunded or underfunded status of its qualified defined benefit plans and post-retirement healthcare plans as either an asset or liability, respectively, on the consolidated balance sheets. Net periodic benefit cost is recognized during the year in the consolidated statements of operations. Actuarial gains and losses that arise during the year are recognized as a component of comprehensive income (loss), net of applicable income taxes, and included in accumulated other comprehensive loss. These gains and losses are amortized over future years as a component of the net periodic benefit cost.
(n) Operating Segments
Management views its business of providing data, video and voice communication services to residential, wholesale and business customers as one operating segment as defined in the Segment Reporting Topic of the ASC. The Company's services consist of retail and wholesale telecommunications and data services, including voice and HSD in 17 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(o) Other Liabilities
Accrued Bonuses. As of December 31, 2013 and 2012, accrued bonuses of $14.3 million and $13.2 million, respectively, were included in other accrued liabilities on the consolidated balance sheets.
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
(q) Interest Rate Swap Agreements
In the third quarter of 2013, the Company entered into interest rate swap agreements. For further information regarding these interest rate swap agreements, see note (9) "Interest Rate Swap Agreements." The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the ASC, the Company records its interest rate swaps on the consolidated balance sheet at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test.
(3) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02 related to disclosure of reclassifications out of accumulated other comprehensive income. This ASU requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. In addition, it also requires companies to report changes in accumulated other comprehensive income balances. This new guidance was to be applied prospectively and was effective for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company adopted this ASU during the quarter ended March 31, 2013 and it did not have a material impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, which is designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This new guidance becomes effective for the Company on January 1, 2014 and the Company does not expect it to have a material impact on its consolidated financial statements.
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
The Plan provided for, among other things:

(i)
the cancellation and extinguishment on the Effective Date of all of the Company's equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of the Company's common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests,

(ii)
the issuance of shares of the Company's new common stock, par value $0.01 per share, and the issuance of warrants to purchase shares of the Company's common stock to holders of certain claims in connection with a warrant agreement that the Company entered into with The Bank of New York Mellon, as the warrant agent, on the Effective Date (the "Warrant Agreement"), in accordance with the Plan,

(iii)	the satisfaction of claims associated with

(a)
the credit agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A., as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the "Pre-Petition Credit Facility"),

(b)
the 13-1/8% Senior Notes due April 1, 2018 (the "Old 13-1/8% Notes"), which were issued pursuant to the indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended, and

(c)
the 13-1/8% Senior Notes due April 2, 2018 (the "New 13-1/8% Notes" and, together with the Old 13-1/8% Notes, the "Pre-Petition Notes"), which were issued pursuant to the indenture, dated as of July 29, 2009, by and between FairPoint Communications and U.S. Bank National Association and

(iv)
the termination by its conversion into the Old Revolving Facility (as defined herein) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), by and among FairPoint Communications and FairPoint Logistics, Inc. ("FairPoint Logistics"), certain financial institutions and Bank of America, N.A., as the administrative agent.

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
Reorganization Items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

Predecessor Company
Twenty-Four Days Ended January 24, 2011

Professional fees (a)	$(13,965)
Cancellation of debt income (b)	1,351,057
Goodwill adjustment (c)	(351,931)
Intangible assets adjustment (c)	(30,381)
Property, plant and equipment adjustment (c)	(56,258)
Pension and post-retirement healthcare adjustment (c)	22,076
Other assets and liabilities adjustment (c)	(16,037)
Tax account adjustments (c)	4,313
Other (d)	(11,561)
Total reorganization items	$897,313

(a)	Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

(b)	Net gains and losses associated with the settlement of liabilities subject to compromise, of which $1,351,055 was recognized on the Effective Date.

(c)	Revaluation of long-lived assets and certain assets and liabilities upon adoption of fresh start accounting.

(d)
Includes expenses associated with the Long Term Incentive Plan (as defined hereinafter in note (16) "Stock-Based Compensation") adopted as part of the Plan, the FairPoint Litigation Trust entered into as part of the Plan and the write-off of the Predecessor Company's long term incentive plans and director and officer policy.

After the Effective Date, income or expense amounts recognized as a result of settling outstanding bankruptcy claims and professional fees directly associated with the reorganization process are included in operating expenses as Reorganization related expense in the consolidated statements of operations.
Magnitude of Bankruptcy Claims
Claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. As of February 28, 2014, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors. The disallowance of one claim in the amount of $0.2 million has been appealed by the claimant.
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
(6) Goodwill and Other Intangible Assets
Goodwill
At September 30, 2011, as a result of the significant sustained decline in the Company's stock price since the Effective Date, which caused the Company's market capitalization to be below its book value, the Company determined that a possible impairment of goodwill was indicated and concluded that an interim two-step goodwill impairment test was necessary. In step one, the Company calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point the Company proceeded to step two, which compared the implied fair value of the Company's goodwill to the carrying amount. Results of the impairment test required the Company to record a non-cash impairment charge of $243.2 million, reducing the carrying value of the goodwill to zero at September 30, 2011.
Indefinite-lived Intangible Asset
At September 30, 2011, as a result of the significant sustained decline in the Company's stock price since the Effective Date which caused the Company's market capitalization to be below its book value, the Company determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim impairment test was necessary. Results of the impairment test required the Company to record a non-cash impairment charge totaling $18.8 million at September 30, 2011. At December 31, 2013 and 2012, the Company's trade name is recorded at $39.2 million.

On October 1, 2012 and October 1, 2013, the Company performed its annual non-amortizable intangible asset impairment test and concluded that there was no impairment at that time.
As of December 31, 2013, the Company performed its routine review of impairment triggering events specified by the Intangibles—Goodwill and Other Topic of the ASC and concluded that it did not believe a triggering event had occurred.
Other Amortizable Intangible Assets
The Company's amortizable intangible assets are as follows (in thousands):

	December 31, 2013	December 31, 2012
Customer lists (weighted average 9.0 years):
Gross carrying amount	$99,000	$99,000
Less: accumulated amortization	(32,290)	(21,290)
Net customer lists	66,710	77,710
Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	410
Less: accumulated amortization	(403)	(297)
Net favorable leasehold agreements	7	113
Total amortizable intangible assets, net (weighted average 8.9 years)	$66,717	$77,823
Amortization expense of the Company's amortizable intangible assets was $11.1 million, $11.2 million and $10.4 million for the year ended December 31, 2013, the year ended December 31, 2012 and the 341 days ended December 31, 2011, respectively, and is expected to be approximately $11.0 million in 2014, 2015, 2016, 2017 and 2018, respectively. Amortization expense for the Company's amortizable intangible assets prior to the Effective Date was $1.5 million for the 24 days ended January 24, 2011.
(7) Property, Plant and Equipment
A summary of property, plant and equipment is shown below (in thousands):

	Estimated Life	December 31, 2013	December 31, 2012
	(in years)
Land	—	$35,585	$36,824
Buildings	40	191,348	181,269
Central office equipment	7 – 10	559,304	524,545
Outside communications plant	15 – 35	1,091,238	1,050,662
Furniture, vehicles and other work equipment (1)	5 – 15	197,439	178,931
Plant under construction	—	93,734	90,766
Other (1)	—	18,881	17,403
Total property, plant and equipment		2,187,529	2,080,400
Less: Accumulated depreciation		(886,237)	(642,091)
Net property, plant and equipment		$1,301,292	$1,438,309
(1) The Company has reclassified certain network software assets from "Other" to "Furniture, vehicles and other work equipment" as of December 31, 2012 in the above table to be consistent with current period presentation.
Depreciation expense, excluding amortization of intangible assets, for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 was $271.3 million, $365.5 million, $326.5 million and $20.1 million respectively. Depreciation expense includes amortization of assets recorded under capital leases.
The Company recorded $3.7 million of asset retirement obligations during the year ended December 31, 2013. Accretion expense, revisions in cash flow estimates and liability settlements were insignificant during the year. The Company's asset retirement obligations are included as a component of other accrued liabilities or other long-term liabilities in the consolidated balance sheets based on the expected timing of the obligation. As of December 31, 2013, the Company's asset retirement liability of $4.3 million consisted of $1.1 million in other accrued liabilities and $3.2 million in other long-term liabilities. As of December 31, 2012, the Company's asset retirement liability of $0.6 million consisted of $0.1 million in other accrued liabilities and $0.5 million in other long-term liabilities.

(8) Long-term Debt
Long-term debt for the Company at December 31, 2013 and 2012 is shown below (in thousands):

	December 31, 2013	December 31, 2012

New Term Loan, due 2019 (weighted average rate of 7.50%)	$635,200	$—
Discount on New Term Loan (a)	(17,078)	—
Notes, 8.75%, due 2019	300,000	—
Old Term Loan, due 2016 (weighted average rate of 6.50%)	—	957,000
Total long-term debt	$918,122	$957,000
Less: current portion	(6,400)	(10,000)
Total long-term debt, net of current portion	$911,722	$947,000

(a)	The $17.1 million discount on the New Term Loan (as defined below) is being amortized using the effective interest method over the term of the New Term Loan (as defined below) due 2019.
As of December 31, 2013, the Company had $59.1 million, net of $15.9 million outstanding letters of credit, available for additional borrowing under the New Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the New Term Loan (as defined below), for each of the five years subsequent to December 31, 2013 are as follows (in thousands):

Year ending December 31,	Balance Due
2014	$6,400
2015	6,400
2016	6,400
2017	6,400
2018	6,400
Thereafter	903,200
Total long-term debt, including current portion	$935,200
Refinancing
On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced the Old Credit Agreement Loans (as defined herein) (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the New Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent, and (ii) entered into a new credit agreement (the "New Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The New Credit Agreement provides for a $75.0 million revolving credit facility (the ''New Revolving Facility''), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the ''New Term Loan'' and, together with the New Revolving Facility, the ''New Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan (as defined herein), plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
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
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The New Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of December 31, 2013, FairPoint Communications was in compliance with all covenants under the New Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2013, FairPoint Communications was in compliance with all covenants under the Indenture.
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
On January 24, 2011, the Company entered into the Old Credit Agreement and capitalized $2.4 million of debt issue costs associated with the Old Credit Agreement. These debt issue costs were being amortized over a weighted average life of 3.7 years using the effective interest method. Upon completion of the Refinancing, a significant portion of the Old Credit Agreement debt issue costs were written off.
As of December 31, 2013 and 2012, the Company had capitalized debt issue costs of $7.1 million and $1.1 million, respectively, net of amortization.
(9) Interest Rate Swap Agreements

The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the effective term of the agreements without exchange of the underlying notional amount. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.

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

The effect of the Company’s interest rate swap agreements on the consolidated balance sheet at December 31, 2013 is shown below (in thousands):

	As of December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,005

The effect of the Company’s interest rate swap agreements on the consolidated statements of comprehensive (loss) income for the year ended December 31, 2013 is shown below (in thousands):

Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion)
Year Ended December 31, 2013
Interest Rate Swaps	$601

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
(10) Fair Value

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

The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded in 2013 or 2012.

The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of December 31, 2013, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$1,005	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

Long-term debt is not carried at fair value, but measured on a recurring basis. The estimated fair values of the Company's long-term debt as of December 31, 2013 and December 31, 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
New Term Loan, due 2019 (b)	$618,122	$655,844	$—	$—
Notes, 8.75%, due 2019	300,000	318,000	—	—
Old Term Loan, repaid February 2013	—	—	957,000	929,500
Total	$918,122	$973,844	$957,000	$929,500

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the New Term Loan is net of the unamortized discount of $17.1 million.

For a discussion of the fair value measurement of the Company's pension plan assets, see note (11) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Qualified Pension Plan Assets".
(11) Employee Benefit Plans
The Company sponsors noncontributory qualified defined benefit pension plans ("qualified pension plans") and post-retirement healthcare plans which provide certain cash payments and medical and dental benefits to eligible retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. The qualified pension plan and the post-retirement healthcare plan which cover non-represented employees are frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in these plans. Participants in the qualified pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee's age and years of service. The Company makes contributions to the qualified pension plans to meet minimum ERISA funding requirements and has the ability to elect to make additional discretionary contributions. The post-retirement healthcare plans are unfunded and the Company funds the benefits that are paid.
Annually, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare benefits in accordance with the Compensation—Retirement Benefits Topic of the ASC.

Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the year ended December 31, 2013 and the year ended December 31, 2012 (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2013	Year Ended December 31, 2012
Fair value of plan assets:
Beginning fair value of plan assets	$166,304	$160,293
Actual return on plan assets	18,883	13,931
Plan settlements	(7,931)	(3,517)
Employer contributions	21,800	19,842
Benefits paid	(23,814)	(24,245)
Ending fair value of plan assets	175,242	166,304
Projected benefit obligation:
Beginning projected benefit obligation	$369,841	$318,254
Service cost	18,543	15,489
Interest cost	14,934	14,565
Plan settlements	(7,931)	(3,517)
Benefits paid	(23,814)	(24,245)
Actuarial loss (gain)	(42,797)	49,295
Ending projected benefit obligation	328,776	369,841
Funded status	$(153,534)	$(203,537)

Accumulated benefit obligation	$290,910	$323,432

Amounts recognized in the consolidated balance sheet:
Long-term liabilities	$(153,534)	$(203,537)
Net amount recognized in the consolidated balance sheet	$(153,534)	$(203,537)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(60,349)	$(116,835)
Net amount recognized in accumulated other comprehensive loss	$(60,349)	$(116,835)

	Post-retirement Healthcare Plans

	Year Ended December 31, 2013	Year Ended December 31, 2012
Fair value of plan assets:
Beginning fair value of plan assets	$—	$961
Employer contributions	3,704	2,530
Benefits paid	(3,704)	(3,491)
Ending fair value of plan assets	—	—
Projected benefit obligation:
Beginning projected benefit obligation	$621,443	$533,181
Service cost	26,712	25,423
Interest cost	24,555	23,958
Benefits paid	(3,704)	(3,491)
Actuarial loss (gain)	(78,571)	42,372
Ending projected benefit obligation	590,435	621,443
Funded status	$(590,435)	$(621,443)

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(5,701)	$(5,064)
Long-term liabilities	(584,734)	(616,379)
Net amount recognized in the consolidated balance sheet	$(590,435)	$(621,443)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(111,960)	$(197,929)
Net amount recognized in accumulated other comprehensive loss	$(111,960)	$(197,929)
Qualified Pension Plan Assets. The investment objective for the qualified pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits in the future while minimizing the risk of loss of principal. The Company's strategy emphasizes a long-term equity orientation, global diversification and financial and operating risk controls. Both active and passive management investment approaches are employed depending on perceived market efficiencies and various other factors. Diversification targets of 70% equity securities and 30% fixed income securities for the represented employees plan seeks to minimize the concentration of market risk. For the qualified pension plan for the non-represented employees plan, the diversification target is 20% equity securities and 80% fixed income securities and is invested using a liability driven investment strategy. The asset allocation at December 31, 2013 for the Company's qualified pension plan assets was as follows:

	Non-Represented Employees Plan	Represented Employees Plan	Total Qualified Pension Plans

Cash and cash equivalents (a)	1.8%	0.8%	1.0%
Equity securities (b)	16.9%	70.6%	61.4%
Fixed income securities	81.3%	28.6%	37.6%
Plan asset portfolio allocation at December 31, 2013	100.0%	100.0%	100.0%

(a)	Cash and cash equivalents at December 31, 2013 include amounts pending settlement from the purchase or sale of equity or fixed income securities.

(b)	Equity securities at December 31, 2013 include amounts held in hedged equity funds which primarily invest using a "fund of funds" strategy in multiple other equity funds.

The fair values for the qualified pension plan assets by asset category at December 31, 2013 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,677	$1,677	$—	$—
Equity securities (a)	107,683	69,381	26,591	11,711
Fixed income securities	65,882	28,942	36,940	—
Fair value of plan assets at December 31, 2013	$175,242	$100,000	$63,531	$11,711

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
The fair values for the qualified pension plan assets by asset category at December 31, 2012 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$8,480	$8,480	$—	$—
Equity securities (a)	88,177	53,209	23,099	11,869
Fixed income securities	69,647	21,543	48,104	—
Fair value of plan assets at December 31, 2012	$166,304	$83,232	$71,203	$11,869

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy, as outlined in note (10) "Fair Value".
Equity securities include direct holdings of equity securities and units held in mutual funds that invest in equity securities of domestic and international corporations in a variety of industry sectors. The direct holdings and units held in publicly traded mutual funds are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values for units held in mutual funds that invest in equity securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy. Hedged equity funds included within equity securities seek to maximize absolute returns using a broad range of strategies to enhance returns and provide diversification. The fair values of hedged equity funds are estimated using net asset value per share of the investments. The Company has the ability to redeem these investments at net asset value on a limited basis and thus has classified hedged equity funds within Level 3 of the fair value hierarchy.
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
A reconciliation of the beginning and ending balance of plan assets that are measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012 and the year ended December 31, 2013 is as follows (in thousands):

Hedged Equity Funds

Balance at December 31, 2011	$22,360
Actual gain on plan assets held	509
Transfers in and/or out of Level 3	(11,000)
Balance at December 31, 2012	$11,869
Actual gain on plan assets held	2,083
Transfers in and/or out of Level 3	(2,241)
Balance at December 31, 2013	$11,711
Post-retirement Healthcare Plan Assets. The post-retirement healthcare plan assets were returned to the Company during 2012 as the related trust was no longer required as a result of the New Hampshire deregulation legislation. The plan assets for the post-retirement healthcare plans were invested in short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and were valued using quoted market prices and thus classified within Level 1 of the fair value hierarchy.
Net Periodic Benefit Cost. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 are as follows (in thousands):

	Qualified Pension Plans

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days ended January 24, 2011

Service cost	$18,543	$15,489	$11,885	$849
Interest cost	14,934	14,565	12,882	934
Expected return on plan assets	(12,462)	(13,268)	(13,303)	(1,089)
Amortization of prior service cost	—	—	—	98
Amortization of actuarial loss	5,585	2,213	—	283
Plan settlement	1,683	445	712	—
Net periodic benefit cost	$28,283	$19,444	$12,176	$1,075

	Post-retirement Healthcare Plans

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days ended January 24, 2011

Service cost	$26,712	$25,423	$18,944	$1,167
Interest cost	24,555	23,958	19,859	1,252
Expected return on plan assets	—	(33)	(13)	(1)
Amortization of prior service cost	—	—	—	276
Amortization of actuarial loss	7,398	6,194	303	368
Plan settlement	—	—	925	—
Net periodic benefit cost	$58,665	$55,542	$40,018	$3,062

Other Comprehensive Loss (Income). Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive loss (income) are as follows for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 (in thousands):

	Qualified Pension Plans

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days ended January 24, 2011

Amounts recognized in other comprehensive loss (income):
Net (gain) loss arising during the period	$(49,218)	$48,632	$71,573	$—
Amortization or curtailment of prior service cost	—	—	—	(98)
Amortization or settlement recognition of net loss	(7,268)	(2,658)	(712)	(283)
Total amount recognized in other comprehensive loss (income)	$(56,486)	$45,974	$70,861	$(381)

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Net actuarial loss	$(2,156)	$(4,870)	$(2,069)	$—
Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(2,156)	$(4,870)	$(2,069)	$—

	Post-retirement Healthcare Plans

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Amounts recognized in other comprehensive loss (income):
Net (gain) loss arising during the period	(78,571)	42,405	162,021	—
Amortization or curtailment of prior service cost	—	—	—	(276)
Amortization or settlement recognition of net loss	(7,398)	(6,194)	(303)	(368)
Total amount recognized in other comprehensive loss (income)	$(85,969)	$36,211	$161,718	$(644)

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Net actuarial loss	$(3,694)	$(8,941)	$(6,727)	$—
Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(3,694)	$(8,941)	$(6,727)	$—
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
Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations are as follows:

	December 31, 2013	December 31, 2012
Qualified Pension Plans:
Discount rate	4.92%	4.08%
Rate of compensation increase (a)	3.00%	3.00%
Post-retirement Healthcare Plans:
Discount rate	4.98%	4.20%
Rate of compensation increase (a)	4.00%	4.00%

(a)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.
Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic cost are as follows:

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Qualified Pension Plans:
Discount rate	4.08%	4.63%	5.75%	5.56%
Expected return on plan assets (a)	7.54%	7.52%	8.32%	8.32%
Rate of compensation increase (b)	3.00%	3.00%	3.00%	3.00%
Post-retirement Healthcare Plans:
Discount rate	4.20%	4.66%	5.85%	5.65%
Rate of compensation increase (b)	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 next year	8.10%	8.40%	8.40%	7.50%
Healthcare cost trend rate assumed for participants over 65 next year	8.10%	8.40%	8.40%	7.90%
Rate that the cost trend rates ultimately declines to	4.50%	4.50%	4.50%	4.00%
Year that the rates reach the terminal rate	2030	2030	2030	2029

(a)
The expected return on plan assets is the long-term rate-of-return the Company expects to earn on the plan assets. In developing the expected return on plan asset assumption, the Company evaluated historical investment performance, the plans' asset allocation strategies and return forecasts for each asset class and input from its advisors. Projected returns by such advisors were based on broad equity and fixed income indices. The expected return on plan assets is reviewed annually in conjunction with other plan assumptions and, if considered necessary, revised to reflect changes in the financial markets and the investment strategy. The investment strategy and target allocations of the qualified pension plans previously disclosed in "—Plan Assets, Obligations and Funded Status—Qualified Pension Plan Assets" herein were utilized.

(b)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.

Post-retirement Healthcare Plan Sensitivity. A 1% change in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2013 would have the following effects (in thousands):

Increase (Decrease)
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$13,875
Effect on benefit obligation	$139,346
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(10,368)
Effect on benefit obligation	$(106,622)
The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement healthcare benefits at December 31, 2013 is as follows (in thousands):

Increase (Decrease)

Change in projected benefit obligation	$(32,656)

Change in each component of net periodic cost:
Service cost	$(1,678)
Interest cost	(1,542)
Amortization of loss	(2,326)
Total change in net periodic cost	$(5,546)
Estimated Future Contributions and Benefit Payments
Legislation enacted in 2012 changed the method in determining the discount rate used for calculating a qualified pension plan’s unfunded liability. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2013 minimum required pension plan contribution is significantly lower than it would have been in the absence of this stabilization provision. On September 25, 2012, the Company elected to defer use of the higher segment rates under the act until the plan year beginning on January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Internal Revenue Code (the "Code") Section 436.
Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement healthcare benefit payments as of December 31, 2013 are as follows (in thousands):

	Qualified Pension Plans	Post-retirement Healthcare Plans

Expected employer contributions for fiscal year 2014	$30,000	$5,701
Expected benefit payments for fiscal years:
2014	$13,970	$5,701
2015	3,698	6,964
2016	4,901	8,447
2017	6,173	10,091
2018	7,590	11,916
2019-2023	62,355	95,639
Expected subsidy for fiscal years:
2014		$—
2015		72
2016		104
2017		154
2018		217
2019-2023		2,535

401(k) Savings Plans
The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Telecom Group employees and Northern New England management employees, and one voluntary 401(k) savings plan that covers all eligible Northern New England represented employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes an amount of matching contributions to the 401(k) Plans determined by the Company at its discretion for management employees and based on collective bargaining agreements for all other employees. For the 401(k) Plan years ended December 31, 2013, 2012 and 2011, the Company generally matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $9.9 million, $9.8 million, $9.8 million, and $0.7 million for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, respectively.
(12) Income Taxes
Income Tax Benefit (Expense)
Income tax benefit (expense) for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 consists of the following components (in thousands):

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Current:
Federal	$(924)	$—	$913	$—
State and local	(3,154)	(1,218)	160	(21)
Total current income tax (expense) benefit	(4,078)	(1,218)	1,073	(21)
Investment tax credits	—	—	—	—
Deferred:
Federal	77,341	77,010	49,001	(247,844)
State and local	17,028	19,768	3,202	(32,024)
Total deferred income tax benefit (expense)	94,369	96,778	52,203	(279,868)
Total income tax benefit (expense)	$90,291	$95,560	$53,276	$(279,889)
Total income tax (expense) benefit was different than that computed by applying United States federal income tax rates to (loss) income before income taxes for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011.
For the year ended December 31, 2013, the effective tax rate to calculate the tax benefit on $193.8 million of pre-tax loss was 46.6%. The rate differs from the 35% federal statutory rate primarily due to state taxes, as well as a decrease to the valuation allowance.
For the year ended December 31, 2012, the effective tax rate to calculate the tax benefit on $248.9 million of pre-tax loss was 38.4%. The rate differs from the 35% federal statutory rate primarily due to state taxes as well as favorable provision to return permanent adjustments, offset by an increase to the valuation allowance.
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

A reconciliation of the Company's statutory tax rate to its effective tax rate is presented below (in percentages):

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State income tax (benefit) expense, net of federal income tax (benefit) expense	(4.8)	(4.8)	(4.0)	4.3
Post-petition interest	—	—	—	0.4
Goodwill impairment	—	—	16.2	13.7
Non-taxable debt cancellation income	—	—	(9.3)	(12.3)
Restructuring charges	—	0.1	0.3	0.3
Other, net	0.6	(0.1)	1.2	(0.2)
Valuation allowance	(7.4)	1.4	19.2	(8.9)
Effective income tax (benefit) rate	(46.6)%	(38.4)%	(11.4)%	32.3%
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Federal and state tax loss carryforwards	$76,570	$75,744
Employee benefits	313,760	347,567
Allowance for doubtful accounts	5,290	7,709
Alternative minimum tax and other state credits	4,925	4,531
Capitalized restructuring costs	3,973	4,672
Accrued professional services	3,838	2,553
Service quality rebate reserve	308	2,449
Other, net	8,938	7,336
Total gross deferred tax assets	417,602	452,561
Deferred tax liabilities:
Property, plant, and equipment	269,908	320,534
Goodwill and other intangible assets	36,121	39,856
Other, net	12,498	10,664
Total gross deferred tax liabilities	318,527	371,054
Net deferred tax assets (liabilities) before valuation allowance	99,075	81,507
Valuation allowance	(166,773)	(192,492)
Net deferred tax liabilities	$(67,698)	$(110,985)
At December 31, 2013, the Company had gross federal NOL carryforwards of $200.4 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2021 to 2033. The Company's remaining state NOL carryforwards will expire from 2015 to 2033. At December 31, 2013, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.2 million. At December 31, 2013, the Company had no alternative minimum tax credit carryover and had $4.9 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes it can use the NOLs even with these restrictions in place based on its current income projections.

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
Valuation Allowance. At December 31, 2013 and 2012, the Company established a valuation allowance against its deferred tax assets of $166.8 million and $192.5 million, respectively, which consist of a $136.4 million and $159.5 million federal allowance, respectively, and a $30.4 million and $33.0 million state allowance, respectively. During 2013 and 2012, a decrease in the Company's valuation allowance of approximately $10.9 million and an increase of approximately $13.8 million, respectively, was allocated to accumulated other comprehensive loss in the consolidated balance sheets. During 2013, as a result of the Company's change in the estimated useful lives for certain fixed assets and change in realizability of certain state credits, the Company recognized a $14.8 million reduction in the beginning of the year valuation allowance that was allocated to continuing operations.
The following is activity in the Company's valuation allowance for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 (in thousands):

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Balance, beginning of period	$(192,492)	$(172,875)	$(28,519)	$(105,554)
(Increase) decrease allocated to other comprehensive loss	10,884	(13,804)	(54,278)	—
(Increase) decrease allocated to continuing operations	14,835	(5,813)	(90,078)	77,035
Balance, end of period	$(166,773)	$(192,492)	$(172,875)	$(28,519)
Unrecognized Tax Benefits. As of December 31, 2013, the Company's total unrecognized tax benefits were $4.9 million. Of the $4.9 million, $3.8 million was recorded as a reduction of the Company's federal and state NOL carryforwards and $1.1 million was recorded as a current state tax liability. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $4.5 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2011	$2,893
Additions for tax positions related to the current year	170
Additions for tax positions of prior years	722
Balance as of December 31, 2012	$3,785
Additions for tax positions related to the current year	11
Additions for tax positions of prior years	1,059
Balance as of December 31, 2013	$4,855
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, the Company did not make any payment of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at December 31, 2013 and 2012, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.

Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2009. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of December 31, 2013 and 2012, respectively, the Company does not have any significant jurisdictional tax audits.
(13) Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of income tax, were as follows (in thousands):

In thousands	December 31, 2013	December 31, 2012
Accumulated other comprehensive loss, net of taxes:
Change in the fair value of interest rate swaps	$(601)	$—
Qualified pension and post-retirement healthcare plans	(159,178)	(255,989)
Total accumulated other comprehensive loss	$(159,779)	$(255,989)
Other comprehensive (loss) income for the year ended December 31, 2013 includes changes in the fair value of the Company's cash flow hedges and actuarial losses related to the qualified pension and post-retirement healthcare plans arising during the respective periods and amortization of these actuarial losses. Other comprehensive (loss) income for the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 includes actuarial losses arising during the respective periods and amortization of these actuarial losses. For further detail of amounts recognized in other comprehensive (loss) income related to the cash flow hedges, see note (9) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive (loss) income related to the qualified pension and post-retirement healthcare plans, see note (11) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Loss (Income)" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the statement of operations (in thousands):

Year Ended December 31, 2013
Employee benefits:
Amortization of actuarial loss (a)	$12,983
Plan settlement (a)	1,683
Total employee benefit amounts reclassified from accumulated other comprehensive loss	14,666
Tax expense	(4,696)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$9,970
(a) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (11) "Employee Benefit Plans" for details.
There were no amounts reclassified from accumulated other comprehensive loss related to interest rate swaps for the year ended December 31, 2013.
(14) Earnings Per Share
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

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Weighted average number of common shares used for basic earnings per share (a)	26,189,668	25,987,483	25,837,992	89,423,668
Effect of potential dilutive shares (b)	—	—	—	271,799
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,189,668	25,987,483	25,837,992	89,695,467
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,284,459	4,954,778	4,764,194	711,642

(a)
Weighted average number of common shares used for basic earnings per share excludes 278,681, 245,602, 355,383 and 16,666 weighted average shares of non-vested restricted stock as of the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the consolidated balance sheets.

(b)
Since the Company incurred a loss for the year ended December 31, 2013, the year ended December 31, 2012 and the 341 days ended December 31, 2011, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the Long Term Incentive Plan (as defined hereinafter in note (16) "Stock-Based Compensation").

(15) Stockholders' Deficit
On the Effective Date, the Company issued 25,659,877 shares of common stock and 3,458,390 warrants to purchase common stock and established a reserve which set aside 610,309 shares of common stock and 124,012 warrants for satisfaction of certain pending claims related to the Chapter 11 Cases (the "Equity Claims Reserve"). During the year ended December 31, 2012, the Company distributed 69,194 shares of common stock and 117,943 warrants from the Equity Claims Reserve in full satisfaction of allowed claims, thereby completing the common stock and warrant distribution with respect to the Plan.
At December 31, 2013, 37,500,000 shares of common stock were authorized and 26,480,837 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The warrants may be exercised at any time on or before the seventh anniversary of the Effective Date.

(16) Stock-Based Compensation
Stock-based compensation expense recognized in the financial statements is as follows (in thousands):

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Amounts charged against income, before income tax benefit	$5,807	$4,055	$3,810	$5,499
Amount of related income tax benefit recognized in income	(2,326)	(1,656)	(1,552)	(2,220)
Total net income impact	$3,481	$2,399	$2,258	$3,279
At December 31, 2013, the Company had $1.6 million of stock-based compensation cost related to non-vested awards that will be recognized over a weighted average period of 1.60 years, all of which is related to awards granted under the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the "Long Term Incentive Plan").
Long Term Incentive Plan
The Long Term Incentive Plan provides for grants of up to 3,134,603 shares of common stock awards, of which stock options and restricted stock awards can be granted. Pursuant to the terms of the Long Term Incentive Plan, if the consolidated enterprise value of the Company (as defined in the Long Term Incentive Plan) does not equal or exceed $2.3 billion on or prior to the expiration of the warrants, then the aggregate number of shares available for issuance of future awards will be automatically reduced by 310,326 shares. As of December 31, 2013, there are 972,399 shares available for grant under the Long Term Incentive Plan prior to the share reduction clause noted in the Long Term Incentive Plan. Each stock option or restricted stock award granted reduces the availability under the Long Term Incentive Plan by one share. Upon the exercise of each stock option or vesting of each restricted share award, one new share of common stock will be issued.
On the Effective Date, certain of the Company's employees, a consultant of the Company and members of the board of directors were granted stock options and/or restricted stock awards. The restricted stock awards granted to the consultant of the Company were 100% vested on the Effective Date. The remaining restricted stock awards and stock options granted to the Company's employees and members of the board of directors on the Effective Date vested 25% immediately, with the remainder of these awards to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting upon (x) a change in control or (y) a termination of an award holder's employment either without cause (but only to the extent the vesting becomes at least 50%, plus an additional 25% for each full year of the award holder's employment after the first full year after the Effective Date) or due to the award holder's death or disability (but, for stock options, only to the extent vesting would have otherwise occurred within one year following such termination of employment).
Subsequent to the Effective Date, through December 31, 2013, the Company has granted additional shares of restricted stock and stock options with one of the following vesting terms: (i) vest immediately; (ii) vest 100% on the first anniversary; (iii) vest over three equal annual installments, with one-third vesting on the first anniversary of the grant date and one-third on the second and third anniversaries thereafter or (iv) vest 25% immediately and 25% on the first, second and third anniversaries thereafter.

Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will generally expire 90 days after an employee's termination with the Company, unless the Company is in a blackout period. Stock option activity under the Long Term Incentive Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 24, 2011 (Predecessor Company)	—	—
Granted (a)	991,012	$24.29
Exercised	—	$—
Forfeited	—	$—
Expired	—	—
Outstanding at January 24, 2011 (Post-emergence entity)	991,012	24.29
Granted (a)	26,600	$24.29
Exercised	—	—
Forfeited	(69,875)	$24.29
Expired	—	—
Outstanding at December 31, 2011	947,737	$24.29
Granted (a)	347,880	$4.82
Exercised	(14,212)	4.51
Forfeited	(87,783)	19.32
Expired	(63,793)	23.96
Outstanding at December 31, 2012	1,129,829	$18.95
Granted (a)	368,016	$9.37
Exercised (b)	(18,750)	$4.63
Forfeited	(41,893)	$11.95
Expired	(38,079)	$22.29
Outstanding at December 31, 2013	1,399,123	$16.74	7.6

Exercisable at December 31, 2013 (c)	823,012	$19.57	6.9
Vested and Expected to Vest at December 31, 2013 (d)	1,399,123	$16.74	7.6

(a)
During the years ended December 31, 2013 and December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, the weighted average grant date fair value of stock options granted was $1.5 million, $0.7 million, $0.1 million and $8.1 million, respectively. For purposes of determining compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted were as follows:

				Predecessor Company
	Year Ended December 31, 2013	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Expected life (1)	5.5 - 6 years	5.75 - 6 years	10 years	5.75 years
Expected dividend (2)	—	—	—	—
Expected volatility (3)	45%	45%	45%	45%
Risk-free interest rate (4)	0.77% - 1.92%	0.82% - 1.21%	2.29% & 3.17%	2.37%

(1)
The 5.5-year, 5.75-year and 6.00-year expected lives (estimated period of time outstanding) of stock options granted were estimated using the ‘Simplified Method' which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of the Company's employees. The 10.00-year expected life of stock options granted during the 341 days ended December 31, 2011 was based on an expectation of the estimated period of time the Company believed the stock options granted to an employee during this time period would be outstanding upon an analysis of stock options' strike price.

(2)	For all stock options granted during 2011, 2012 and 2013, no dividends are expected to be paid over the contractual term of the stock options resulting in the use of a zero expected dividend rate.

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

(b)	During the years ended December 31, 2013 and 2012, the total intrinsic value of stock options that were exercised was negligible.

(c)
Based upon a fair market value of the common stock as of December 31, 2013 of $11.31 per share, the stock options that are exercisable have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $1.0 million.

(d)
Based upon a fair market value of the common stock as of December 31, 2013 of $11.31 per share, the stock options that have vested and are expected to vest have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $2.5 million.

Based upon the respective grant fair value, the aggregate fair value of stock options that vested during the years ended December 31, 2013 and December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 was $2.2 million, $2.0 million, $0.1 million and $2.0 million, respectively.
Restricted Stock Awards. Restricted stock award activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 24, 2011 (Predecessor entity)	—	—
Granted (a)	547,792	$18.53
Vested (b)	(187,044)	18.53
Forfeited	—	—
Non-vested at January 24, 2011 (Post-emergence entity)	360,748	$18.53
Granted (a)	13,800	$11.52
Vested (b)	(4,900)	17.87
Forfeited	(17,650)	18.53
Non-vested at December 31, 2011	351,998	$18.26
Granted (a)	30,000	$5.51
Vested (b)	(116,202)	$18.26
Forfeited	(21,550)	$18.49
Non-vested at December 31, 2012	244,246	$16.65
Granted (a)	184,610	$9.46
Vested (b)	(157,318)	$15.24
Forfeited	(6,883)	$10.43
Non-vested at December 31, 2013	264,655	$12.64

(a)
Except for the restricted stock awards granted on the Effective Date, the grant date fair value per share of the restricted stock awards under the Long Term Incentive Plan is calculated as the fair market value per share of the common stock on the date of grant. The grant date fair value per share of the restricted stock awarded on the Effective Date is equal to the fair value per share of the Company's common stock calculated in conjunction with fresh start accounting. During the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, the weighted average grant date fair value of restricted stock awards granted was $1.7 million, $0.2 million, $0.2 million and $10.2 million, respectively.

(b)
Based upon the respective grant date fair value, the aggregate fair value of restricted stock which vested during the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 was $2.4 million, $2.1 million, $0.1 million and $3.5 million, respectively.

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
(17) Business Concentrations
Geographic
As of December 31, 2013, approximately 85% of the Company's access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company's services and a resulting loss of access line equivalents which could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and/or the market price of the Company's outstanding securities.
In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.
Labor
As of December 31, 2013, we employed a total of 3,171 employees, 2,017, or 64%, of whom were covered by 14 collective bargaining agreements. As of December 31, 2013, approximately 1,800 employees were covered by three collective bargaining agreements that expire during 2014.
(18) Operational Restructuring Charges
During the 341 days ended December 31, 2011, the Company announced plans to reduce its workforce to ensure that the Company was staffed at a level appropriate to serve its customers, while prudently managing expenses. The reduction eliminated approximately 400 positions. In connection with this plan, the Company recognized $7.9 million in restructuring charges, consisting of severance and one-time incentive payments, which are included within cost of services and sales and selling, general and administrative expense in the consolidated statement of operations.
(19) Assets Held for Sale and Discontinued Operations
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana. The closing of the transaction was completed on January 31, 2013 for $30.5 million in gross cash proceeds. Eleven FairPoint employees joined the Blackfoot organization at closing. The Company recorded a gain, before $6.7 million of income taxes, of $16.7 million upon the closing of the transaction, which is reported within discontinued operations in the consolidated statement of operations for the year ended December 31, 2013. Due to differences between the book and tax basis of the Idaho-based operations, the gain reported on the sale for income tax purposes will be $27.1 million.

The Idaho-based operations' assets and liabilities have been classified as held for sale and were recorded as single line items in the current asset and current liability sections of the consolidated balance sheet at December 31, 2012. A summary of assets and liabilities held for sale at December 31, 2012 is as follows (in thousands):

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
The Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the years ended December 31, 2013 and December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011 are as follows (in thousands):

				Predecessor Company
	Year Ended December 31, 2013 (a)	Year Ended December 31, 2012	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011

Revenue	$674	$7,874	$7,745	$626
Income before income taxes	477	3,813	3,363	3,420

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.
(20) Commitments and Contingencies
(a) Leases
The Company currently leases real estate and fleet vehicles under capital and operating leases expiring through the year ending 2023. The Company accounts for leases using the straight-line method, which amortizes contracted total payments evenly over the lease term.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2014	$1,625	$9,144
2015	237	6,516
2016	132	4,832
2017	132	3,546
2018	44	1,968
Thereafter	—	610
Total minimum lease payments	$2,170	$26,616
Less: interest and executory cost	(278)
Present value of minimum lease payments	1,892
Less: current installments	(1,445)
Long-term obligations at December 31, 2013	$447
Total rent expense was $12.5 million, $12.5 million, $14.5 million and $1.0 million for the year ended December 31, 2013, the year ended December 31, 2012, the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, respectively.
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
(c) Restricted Cash
As of December 31, 2013, the Company had $1.2 million of restricted cash, of which $0.1 million is reserved for the Cash Claims Reserve, $0.4 million is reserved for broadband build-out in New Hampshire and $0.7 million is restricted for other purposes. During 2013, $0.6 million of the Cash Claims Reserve was released due to favorable resolution of claims, $2.8 million of restricted cash reserved for broadband build-out in Vermont was utilized and $2.9 million of restricted cash reserved for broadband build-out in New Hampshire was utilized.
(21) Quarterly Financial Information (Unaudited)
The quarterly information presented below represents selected quarterly financial results for the quarters ended March 31, June 30, September 30 and December 31, 2013 and 2012 (in thousands, except per share data).

2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$235,469	$234,500	$235,989	$233,396
Gain on sale of discontinued operations, net of tax	10,044	—	—	—
Net income (loss)	(47,485)	(43,108)	(8,960)	6,103
(Loss) earnings per share, basic:
Continuing operations	$(2.20)	$(1.64)	$(0.34)	$0.23
Discontinued operations	0.38	—	—	—
(Loss) earnings per share, basic	$(1.82)	$(1.64)	$(0.34)	$0.23

(Loss) earnings per share, diluted:
Continuing operations	$(2.20)	$(1.64)	$(0.34)	$0.23
Discontinued operations	0.38	—	—	—
(Loss) earnings per share, diluted	$(1.82)	$(1.64)	$(0.34)	$0.23

2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$248,474	$243,453	$242,052	$239,670
Net loss	(46,712)	(37,073)	(37,329)	(32,180)
Loss per share:
Basic	$(1.80)	$(1.43)	$(1.44)	$(1.24)
Diluted	(1.80)	(1.43)	(1.44)	(1.24)
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" included elsewhere in this Annual Report. The information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

FAIRPOINT COMMUNICATIONS, INC.

By:	/s/ Paul H. Sunu	Date:	March 5, 2014
Paul H. Sunu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul H. Sunu	Date:	March 5, 2014
Paul H. Sunu, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Ajay Sabherwal	Date:	March 5, 2014
Ajay Sabherwal, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John T. Hogshire	Date:	March 5, 2014
John T. Hogshire, Vice President and Controller
(Principal Accounting Officer)

By:	/s/ Dennis J. Austin	Date:	March 5, 2014
Dennis J. Austin, Director

By:	/s/ Peter C. Gingold	Date:	March 5, 2014
Peter C. Gingold, Director

By:	/s/ Edward D. Horowitz	Date:	March 5, 2014
Edward D. Horowitz, Chairman of the Board of Directors

By:	/s/ Michael J. Mahoney	Date:	March 5, 2014
Michael J. Mahoney, Director

By:	/s/ Michael K. Robinson	Date:	March 5, 2014
Michael K. Robinson, Director

By:	/s/ David L. Treadwell	Date:	March 5, 2014
David L. Treadwell, Director

By:	/s/ Wayne Wilson	Date:	March 5, 2014
Wayne Wilson, Director

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

4.4
Indenture, dated as February 14, 2013, among FairPoint, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. (18)

4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. (21)

10.1	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.(18)

10.2	Pledge Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.(18)

10.3
Credit Agreement, dated as of February 14, 2013, among FairPoint, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. (18)

10.4	Pledge Agreement, dated as of February 14, 2013, made by FairPoint and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent. (18)

10.5	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (18)

10.6	Continuing Guaranty, dated as of February 14, 2013, made by the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent. (18)

10.7	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.8	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.9	Form of Director Indemnity Agreement.(4)

10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its subsidiaries.(5)

10.11	Amended and Restated Employment Agreement, dated as of April 9, 2013, by and between FairPoint and Paul H. Sunu.†(20)

10.12	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Ajay Sabherwal. † (19)

10.13	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Shirley J. Linn. † (19)

10.14	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Peter G. Nixon. † (19)

10.15	Employment Agreement, made and entered into as of November 15, 2012, by and between FairPoint and Anthony A. Tomae. † (19)

Exhibit No.	Description
10.16	Employment Agreement, made and entered into as of July 1, 2011 by and between FairPoint and Kenneth W. Amburn. † *

10.17	Employment Agreement made and entered into as of May 30, 2012, by and between FairPoint and Rosemary M. Hauser. † *

10.18	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.19	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.20	FairPoint Communications, Inc. Incentive Recoupment Policy. †(16)

10.21	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(6)

10.22	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(7)

10.23	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(8)

10.24	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(9)

10.25	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)

10.26	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)

10.27	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics.(14)

14.2	FairPoint Code of Ethics for Financial Professionals.(10)

21	Subsidiaries of FairPoint.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

99.1	Order, dated January 13, 2011, Confirming Debtors' Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(11)

99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(12)

99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(13)

99.5	FairPoint Insider Trading Policy.(14)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(6)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.

(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(9)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(10)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

(13)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 27, 2008.

(14)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2010.

(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2011.

(16)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2012.

(17)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on November 13, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(19)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2012.

(20)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2013.

(21)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.