Form 10-Q
period 2014-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2014-05-06
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 2, 2014, there were 26,681,236 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q for the quarter ended March 31, 2014 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed in this Quarterly Report, in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report") and the factors set forth below:

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

You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Cash	$31,703	$42,700
Restricted cash	99	543
Accounts receivable (net of $12.3 million and $13.1 million allowance for doubtful accounts, respectively)	78,972	89,248
Prepaid expenses	23,421	26,552
Other current assets	3,472	3,876
Deferred income tax, net	15,833	18,250
Total current assets	153,500	181,169
Property, plant and equipment (net of $938.7 million and $886.2 million accumulated depreciation, respectively)	1,278,793	1,301,292
Intangible assets (net of $35.4 million and $32.7 million accumulated amortization, respectively)	103,131	105,886
Debt issue costs, net	6,821	7,101
Restricted cash	651	651
Other assets	3,503	3,799
Total assets	$1,546,399	$1,599,898

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	1,221	1,445
Accounts payable	30,647	37,876
Claims payable and estimated claims accrual	256	256
Accrued interest payable	3,414	9,977
Accrued payroll and related expenses	34,381	34,897
Other accrued liabilities	51,905	55,994
Total current liabilities	128,224	146,845
Capital lease obligations	326	447
Accrued pension obligations	150,666	153,534
Accrued post-retirement healthcare obligations	597,241	584,734
Deferred income taxes	73,889	85,948
Other long-term liabilities	24,052	25,864
Long-term debt, net of current portion	910,815	911,722
Total long-term liabilities	1,756,989	1,762,249
Total liabilities	1,885,213	1,909,094
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,681,236 and 26,480,837 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	266	264
Additional paid-in capital	514,049	512,008
Retained deficit	(693,926)	(661,689)
Accumulated other comprehensive loss	(159,203)	(159,779)
Total stockholders’ deficit	(338,814)	(309,196)
Total liabilities and stockholders’ deficit	$1,546,399	$1,599,898

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three months ended March 31, 2014 and 2013
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$230,557	$235,469
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	115,566	116,611
Selling, general and administrative expense, excluding depreciation and amortization	83,016	88,886
Depreciation and amortization	54,071	91,433
Reorganization related expense (income)	18	(163)
Total operating expenses	252,671	296,767
Loss from operations	(22,114)	(61,298)
Other income (expense):
Interest expense	(20,008)	(18,002)
Loss on debt refinancing	—	(6,787)
Other income	215	425
Total other expense	(19,793)	(24,364)
Loss before income taxes	(41,907)	(85,662)
Income tax benefit	9,670	28,133
Loss from continuing operations	(32,237)	(57,529)
Gain on sale of discontinued operations, net of taxes	—	10,044
Net loss	$(32,237)	$(47,485)

Weighted average shares outstanding:
Basic	26,392	26,147
Diluted	26,392	26,147

(Loss) earnings per share, basic:
Continuing operations	$(1.22)	$(2.20)
Discontinued operations	—	0.38
Loss per share, basic	$(1.22)	$(1.82)

(Loss) earnings per share, diluted:
Continuing operations	$(1.22)	$(2.20)
Discontinued operations	—	0.38
Loss per share, diluted	$(1.22)	$(1.82)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three months ended March 31, 2014 and 2013
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(32,237)	$(47,485)
Other comprehensive income, net of taxes:
Interest rate swaps (net of $0.2 million tax benefit)	(296)	—
Qualified pension and post-retirement healthcare plans (net of $0.6 million and $0.6 million tax expense, respectively)	872	2,748
Total other comprehensive income	576	2,748
Comprehensive loss	$(31,661)	$(44,737)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended March 31, 2014
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)
Net loss	—	—	—	(32,237)	—	(32,237)
Stock-based compensation issued, net	200	2	(18)	—	—	(16)
Stock-based compensation expense	—	—	2,059	—	—	2,059
Interest rate swaps other comprehensive loss	—	—	—	—	(296)	(296)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	872	872
Balance at March 31, 2014	26,681	$266	$514,049	$(693,926)	$(159,203)	$(338,814)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(32,237)	$(47,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(10,032)	(28,158)
Provision for uncollectible revenue	2,175	2,489
Depreciation and amortization	54,071	91,433
Post-retirement healthcare	12,467	14,135
Qualified pension	(2,161)	5,884
Loss on abandoned projects	35	—
Stock-based compensation	2,059	1,845
Gain on sale of business, net	—	(10,044)
Loss on debt refinancing	—	6,787
Other non-cash items	(36)	(907)
Changes in assets and liabilities arising from operations:
Accounts receivable	8,101	(4,152)
Prepaid and other assets	3,536	3,342
Restricted cash	443	1,171
Accounts payable and accrued liabilities	(11,857)	(5,758)
Accrued interest payable	(6,563)	9,294
Other assets and liabilities, net	(1,244)	3,612
Reorganization adjustments:
Non-cash reorganization income	—	(180)
Claims payable and estimated claims accrual	—	80
Restricted cash - Cash Claims Reserve	—	(17)
Total adjustments	50,994	90,856
Net cash provided by operating activities	18,757	43,371
Cash flows from investing activities:
Net capital additions	(28,077)	(29,910)
Proceeds from sale of business	—	30,315
Distributions from investments and proceeds from the sale of property	265	421
Net cash (used in) provided by investing activities	(27,812)	826
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	920,590
Financing costs	—	(13,217)
Repayments of long-term debt	(1,600)	(957,000)
Proceeds from exercise of stock options	3	17
Repayment of capital lease obligations	(345)	(312)
Net cash used in financing activities	(1,942)	(49,922)
Net change	(10,997)	(5,725)
Cash, beginning of period	42,700	23,203
Cash, end of period	$31,703	$17,478
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$9,167	$7,791
Reorganization costs paid	—	228

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization

FairPoint provides advanced data, voice and video technologies to single and multi-site businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers in 17 states.  Leveraging an owned, fiber-core Ethernet network, including more than 16,000 route miles of fiber in Northern New England (the "Next Generation Network"), FairPoint has the network coverage, scalable bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, voice over IP, data center colocation services, managed services and disaster recovery. As of March 31, 2014, the Company operated with approximately 1.2 million access line equivalents in service, including approximately 330,000 broadband subscribers.
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
Within the condensed consolidated statement of cash flows for the three months ended March 31, 2013, the Company has reclassified the deferred income tax expense associated with the gain on sale of business to a net presentation and has separately reported stock-based compensation, which had been included in other non-cash items, to be consistent with current period presentation.
Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the depreciation of property, plant and equipment, valuation of intangible assets, qualified pension and post-retirement healthcare plan assumptions, stock-based compensation and income taxes.
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), Connect America Fund ("CAF") receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers, wireless carriers and to other local exchange carriers ("LECs").

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
Long distance retail and wholesale services can be recurring due to coverage under an unlimited calling plan or be usage sensitive. In either case, they are generally billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of March 31, 2014 and December 31, 2013, unearned revenue of $15.5 million and $18.0 million, respectively, was included in other accrued liabilities and unearned revenue of $9.9 million and $10.5 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of March 31, 2014 and December 31, 2013, customer deposits of $2.3 million and $6.8 million, respectively, were included in current other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV content and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company was subject to retail service quality plans for a portion of 2013 in Maine and Vermont, pursuant to which service quality index ("SQI") penalties are imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments were recorded as a reduction to revenue and to other accrued liabilities on the condensed consolidated balance sheet. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable on the condensed consolidated balance sheets since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to such element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned.

Management makes estimated adjustments, as necessary, to revenue and accounts receivable for billing errors, including certain disputed amounts.
(c) Accounting for Income Taxes
In accordance with the Income Taxes Topic of the Accounting Standards Codification ("ASC"), income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
(d) Operating Segments
Management views its business of providing data, video and voice communication services to residential, wholesale and business customers as one operating segment. The Company's services consist of retail and wholesale telecommunications and data services, including voice and high-speed data ("HSD") in 17 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(e) Interest Rate Swap Agreements
In the third quarter of 2013, the Company entered into interest rate swap agreements. For further information regarding these interest rate swap agreements, see note (7) "Interest Rate Swap Agreements." The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the ASC, the Company records its interest rate swaps on the condensed consolidated balance sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test.
(3) Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, which is designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This new guidance became effective for the Company on January 1, 2014. The Company adopted this ASU during the quarter ended March 31, 2014 and it did not have a material impact on the Company's condensed consolidated financial statements.
(4) Dividends
The Company currently does not pay a dividend on its common stock and does not expect to pay dividends in the foreseeable future.

(5) Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three months ended March 31, 2014 and 2013 of $9.7 million and $28.1 million, respectively, which equates to an effective tax rate of 23.1% and 32.8%, respectively. For both the three months ended March 31, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes. In addition, the Company recorded deferred income tax expense for the three months ended March 31, 2013 of $6.7 million on the gain on sale of its Idaho-based operations on January 31, 2013, which is reported within discontinued operations in the statement of operations for the three months ended March 31, 2013.
Deferred Income Taxes
At March 31, 2014, the Company had gross federal NOL carryforwards of $200.2 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2021 to 2033. At March 31, 2014, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.4 million. At March 31, 2014, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At March 31, 2014 and December 31, 2013, the Company established a valuation allowance against its deferred tax assets of $172.2 million and $166.8 million, respectively, which consist of a $140.7 million and $136.4 million federal allowance, respectively, and a $31.5 million and $30.4 million state allowance, respectively.
Unrecognized Tax Benefits. Unrecognized tax benefits are reserves established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $4.9 million as of March 31, 2014 and $4.9 million as of December 31, 2013. Of the $4.9 million, $3.8 million was recorded as a reduction of the Company's federal and state NOL carryforwards and $1.1 million as a current state tax liability. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $4.5 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2014 and 2013, the Company did not make any payment of interest and penalties. There was $0.1 million and $0.0 million accrued in the condensed consolidated balance sheets for the payment of interest and penalties at March 31, 2014 and December 31, 2013, respectively, related to a current state tax liability. The remaining unrecognized tax benefits are not subject to the accrual of interest and penalties as they would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2009. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of March 31, 2014 and December 31, 2013, the Company does not have any significant jurisdictional tax audits.

(6) Long-Term Debt
Long-term debt for the Company at March 31, 2014 and December 31, 2013 is shown below (in thousands):

	March 31, 2014	December 31, 2013
New Term Loan, due 2019 (weighted average rate of 7.50%)	$633,600	$635,200
Discount on New Term Loan (a)	(16,385)	$(17,078)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	917,215	918,122
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$910,815	$911,722

(a)
The $16.4 million and $17.1 million discount on the New Term Loan (as defined below) as of March 31, 2014 and December 31, 2013, respectively, is being amortized using the effective interest method over the term of the senior secured credit facility due 2019.

As of March 31, 2014, the Company had $59.1 million, net of $15.9 million of outstanding letters of credit, available for borrowing under the New Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the New Term Loan (as defined below), for each of the five years subsequent to March 31, 2014 and thereafter are as follows (in thousands):

Trailing twelve months ending March 31,	Balance Due
2015	$6,400
2016	6,400
2017	6,400
2018	6,400
2019	608,000
Thereafter	300,000
Total long-term debt, including current portion	$933,600
Refinancing. On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced the Old Credit Agreement Loans (as defined herein) (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the New Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent and (ii) entered into a new credit agreement (the "New Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The New Credit Agreement provides for a $75.0 million revolving credit facility (the "New Revolving Facility"), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the ''New Term Loan'' and, together with the New Revolving Facility, the "New Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the New Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan (as defined herein), plus accrued interest and fees, expenses and other costs relating to the Refinancing.
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
Interest Rates and Fees. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the New Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the New Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communications' consolidated total leverage ratio, as defined in the New Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communications' consolidated total leverage ratio.
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
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement. In addition, mandatory repayments are required under the New Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. FairPoint Communications did not make any optional or mandatory prepayments under the New Credit Agreement, excluding mandatory quarterly repayments discussed above, during the three months ended March 31, 2014.
Covenants. The New Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The minimum consolidated interest coverage ratio is 2.00 and increases to 2.25 on June 30, 2016. The maximum consolidated total leverage ratio is 5.50 and decreases by 0.25 each September beginning September 30, 2015 through 2017. The New Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of March 31, 2014, FairPoint Communications was in compliance with all covenants under the New Credit Agreement.
Events of Default. The New Credit Agreement also contains customary events of default for a transaction of this type.
The Notes. On the Refinancing Closing Date, FairPoint Communications issued $300.0 million of the Notes pursuant to the Indenture in a private offering exempt from registration under the Securities Act.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of FairPoint Communications and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the New Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2014, FairPoint Communications was in compliance with all covenants under the Indenture.
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
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 is shown below (in thousands):

	As of March 31, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,502

	As of December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,005
The effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 is shown below (in thousands):

Amount of Loss Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
Three Months Ended March 31, 2014
Interest rate swaps	$497
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded in the three months ended March 31, 2014 or 2013.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of March 31, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$1,502	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

Long-term debt is not carried at fair value, but measured on a recurring basis. The estimated fair values of the Company's long-term debt as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
New Term Loan, due 2019 (b)	$617,215	$652,608	$618,122	$655,844
Notes, 8.75%, due 2019	300,000	320,250	300,000	318,000
Total	$917,215	$972,858	$918,122	$973,844

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the New Term Loan is net of the unamortized discount of $16.4 million and $17.1 million as of March 31, 2014 and December 31, 2013, respectively.
(9) Employee Benefit Plans
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
Annually and as necessary, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare benefits in accordance with the Compensation—Retirement Benefits Topic of the ASC.
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the condensed consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,075	$6,344	$4,638	$7,482
Interest cost	3,963	7,311	3,697	6,493
Expected return on plan assets	(3,406)	—	(3,170)	—
Amortization of actuarial loss	539	924	1,156	2,235
Net periodic benefit cost	$5,171	$14,579	$6,321	$16,210
 Contributions and Benefit Payments. The Company expects aggregate cash pension contributions and cash post-retirement healthcare payments to be approximately $35.0 million in 2014. During the three months ended March 31, 2014, contributions of $7.5 million were made to the qualified pension plans and benefit payments on post-retirement healthcare plans were $1.1 million.
Return on Plan Assets. For the three months ended March 31, 2014 and 2013, the actual return on the pension plan assets were gains of approximately 6.8% and 3.8%, respectively. Net periodic benefit cost for 2014 assumes a weighted average annualized expected return on plan assets of approximately 7.8%.
(10) Accumulated Other Comprehensive Loss
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2014
Employee benefits:
Amortization of actuarial loss (a)	$1,463
Total employee benefit amounts reclassified from accumulated other comprehensive loss	1,463
Tax expense	(591)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$872

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.
There were no amounts reclassified from accumulated other comprehensive loss related to interest rate swaps for the three months ended March 31, 2014.
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
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Weighted average number of common shares used for basic earnings per share (a)	26,392,179	26,147,384
Effect of potential dilutive shares (b)	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,392,179	26,147,384
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,696,534	5,348,940

(a)
Weighted average number of common shares used for basic earnings per share excludes 242,409 and 285,060 weighted average shares of non-vested restricted stock as of the three months ended March 31, 2014 and 2013, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three months ended March 31, 2014 and 2013, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. 2010 Long Term Incentive Plan.

(12) Stockholders' Deficit
At March 31, 2014, 37,500,000 shares of common stock were authorized and 26,681,236 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants may be exercised at any time on or before the seventh anniversary of the Effective Date.
(13) Discontinued Operations
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana. The closing of the transaction was completed on January 31, 2013 for $30.5 million in gross cash proceeds, of which $30.3 million was received during the three months ended March 31, 2013. Eleven FairPoint employees joined the Blackfoot organization at closing. The Company recorded a gain, before $6.7 million of income taxes, of $16.7 million upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2013. Due to differences between the book and tax basis of the Idaho-based operations, the gain reported on the sale for income tax purposes was $27.1 million.
The Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the condensed consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the three months ended March 31, 2013 are as follows (in thousands):

Three Months Ended March 31, 2013 (a)

Revenue	$674
Income before income taxes	$477

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.
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
(c) Restricted Cash
As of March 31, 2014, the Company had $0.8 million of restricted cash, of which $0.1 million is reserved for payment of outstanding related bankruptcy issues (the "Cash Claims Reserve"), $0.1 million is reserved for broadband build-out in New Hampshire and $0.6 million is restricted for other purposes.

During the three months ended March 31, 2014, $0.3 million of restricted cash reserved for broadband build-out in New Hampshire was utilized and $0.1 million restricted for other purposes was utilized.
(d) Magnitude of Bankruptcy Claims
Claims totaling approximately $4.9 billion were filed with the Bankruptcy Court against the Company. As of May 2, 2014, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors. The disallowance of one claim in the amount of $0.2 million has been appealed by the claimant.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" in the 2013 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" contained elsewhere in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in ten sections:
•Overview
•Executive Summary
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview

We provide advanced data, voice and video technologies to single and multi-site businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers in 17 states.  Leveraging an owned, fiber-core Ethernet network, including more than 16,000 route miles of fiber in northern New England, we have the network coverage, scalable bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, voice over IP, data center colocation services, managed services and disaster recovery. We operate with approximately 1.2 million access line equivalents, including approximately 330,000 broadband subscribers, in service as of March 31, 2014. As of March 31, 2014, we provide cellular transport, also known as backhaul, through over 1,300 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,000 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team is focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources. Our mission is to provide reliable communications services with outstanding customer support across the 17 states we serve. During fiscal year 2013 and the first quarter of 2014, we continued to make substantial progress on our 'four pillar' business strategy to continue our transformation from a traditional telephone company into a provider of advanced communications services.
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
Our collective bargaining agreements with the IBEW and the CWA in Northern New England cover approximately 1,800 employees in the aggregate and expire in August 2014. We have begun good faith negotiations for successor collective bargaining agreements with our labor unions. We cannot predict the outcome of these negotiations at this time. If we are unable to renegotiate these agreements prior to expiration, employees could engage in strikes or other collective behaviors, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Regulatory and Legislative
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent those carriers provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996, which amended the Communications Act of 1934 (as amended, the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
We are required to comply with the Communications Act which requires, among other things, that telecommunication carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
The FCC's CAF/ICC Order (as defined herein and sometimes referred to in the industry as the "Transformation Order") modified regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC eliminated the rural/non-rural distinction among incumbent local exchange carriers ("ILECs") and treats ILECs as either price cap or rate-of-return. Under the new rules, effective January 1, 2012, all of our ILECs are treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. However, the Telecom Group rate-of-return companies continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs, including capping all state originating and terminating switched access charges and reducing terminating state switched access charges beginning July 1, 2012, in a two-year transition to make state switched access charges equal to interstate switched access charges. Following this two-year transition and starting July 1, 2014, all terminating usage rates will transition to zero over the following four to seven years. As usage rates decrease under the FCC transition rules, resulting in decreased intercarrier compensation, carriers are allowed to increase end user access recovery charges to offset a substantial portion of the revenue losses, as described more fully below.
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
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules impose specific broadband spending obligations on CAF Phase I frozen support that we receive. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We have continued receiving CAF Phase I frozen support in 2014 and our spending obligation has increased to two-thirds. Should we continue to receive CAF Phase I frozen support in 2015 as well, this spending obligation will increase to 100%. In February of 2013, we filed a petition with the FCC for a partial waiver of the spending obligations. On October 30, 2013, the FCC issued an order denying FairPoint's petition, but clarifying the spending rules in a manner that effectively provides the relief we requested by allowing us to certify to the spending obligation at the holding company level. This relief continues into 2014 and future years.
In addition, pursuant to the revised CAF programs, during 2012, we were offered $4.8 million of one-time funding under the FCC's CAF Phase I incremental support program. Under this program, we can use some or all of this support subject to certain restrictions. On July 23, 2012 we notified the FCC that we accepted $2.0 million of CAF Phase I incremental support funding, which is primarily being used in Vermont. On May 22, 2013, the FCC filed the Report and Order in WC Docket 10-90, which offered the second round of support under the FCC's CAF Phase I incremental support program. We were offered $4.8 million, with the opportunity to oversubscribe to the funding. Additional funding was available in this program to the extent other price cap carriers declined their full amount and because the FCC made an additional $185.0 million available to price cap carriers for this round of support. On August 20, 2013, we applied for $3.3 million from the FCC's CAF Phase I incremental support program and were awarded only $2.9 million due to challenges filed against some of the locations by competing carriers.
FCC Rules for ICC Process. The CAF/ICC Order reformed rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The revised rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC established a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC required carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which was the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue was used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and no more than $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and no more than $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. We began billing the ARC charges for our price cap and rate of return companies in July 2012 as outlined by the rules above. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate. The IRP expires on December 31, 2014 and, in order to maintain favorable regulatory treatment, which includes pricing flexibility, reduced regulatory oversight and more flexible rate filing options, we will need to extend the IRP or propose a successor IRP to the Vermont Public Service Board ("VPSB").
Legislation for Maine and New Hampshire
During the middle of fiscal year 2012, legislation was enacted into law in both Maine and New Hampshire, which decreased the scope of retail telecommunications regulation for us, eliminating many of the state-specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace.
Effective August 10, 2012, the New Hampshire legislation was enacted Chapter 177 (known as Senate Bill 48) ("SB 48") in its Session Laws of 2012. SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire PUC ("NHPUC") has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to:

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
We estimate that these significant changes in both federal and state regulation did not have a material impact through March 31, 2014 and will not have a material impact in the remainder of 2014. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.

The Maine PUC ("MPUC") issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013, April 14, 2014 and April 14, 2015 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85%, 87% and 90%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. On August 14, 2013, the MPUC issued an Order Approving a Stipulation between Northern New England Telephone Operations LLC and the Office of the Maine Public Advocate (the "stipulation order"). In exchange for the termination of the show cause proceeding, the stipulation order requires us to achieve, in Maine, 85% broadband addressability by August 14, 2013 and 87% by April 14, 2014. If either of these commitments is not met, we must achieve 90% broadband addressability in Maine by May 14, 2015. In calculating these percentages, there is no speed requirement for lines served by the legacy Asynchronous Transfer Mode ("ATM") network. Additionally, we must (1) contribute $100,000 to ConnectME upon completion of the broadband commitment; and (2) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. Additionally, we made a good faith effort to obtain CAF Phase I incremental funding for Maine in the amount corresponding to a broadband expenditure by us of $2,787,904, which was expected to result in CAF funding of approximately $1,034,850, but for which we actually received $861,550. Northern New England Telephone Operations LLC advised the MPUC on August 14, 2013 of the achievement of 85% broadband addressability by August 14, 2013 and advised the MPUC on April 14, 2014 of the achievement of 87% broadband addressability by April 14, 2014.
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

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended March 31,
	2014	2013
Revenues:
Voice services	$95,495	$103,717
Access	76,940	81,632
Data and Internet services	42,343	38,174
Other	15,779	11,946
Total revenues	230,557	235,469
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	115,566	116,611
Selling, general and administrative expense, excluding depreciation and amortization	83,016	88,886
Depreciation and amortization	54,071	91,433
Reorganization related expense (income)	18	(163)
Total operating expenses	252,671	296,767
Loss from operations	(22,114)	(61,298)
Other income (expense):
Interest expense	(20,008)	(18,002)
Loss on debt refinancing	—	(6,787)
Other	215	425
Total other expense	(19,793)	(24,364)
Loss before income taxes	(41,907)	(85,662)
Income tax benefit	9,670	28,133
Loss from continuing operations	(32,237)	(57,529)
Gain on sale of discontinued operations, net of taxes	—	10,044
Net loss	$(32,237)	$(47,485)

Access line equivalents:
Residential	516,106	568,594
Business	289,515	295,834
Wholesale	58,605	63,068
Total voice access lines	864,226	927,496
Broadband subscribers	331,538	330,082
Total access line equivalents (1)	1,195,764	1,257,578
(1) In August 2012, we divested our pay phone operations in our northern New England footprint and completed the process of transitioning these pay phone stations to the buyer in 2013. We currently retain access lines for any pay phone stations the buyer continues to operate, which accounted for 816 and 1,481 access line equivalents as of March 31, 2014 and 2013, respectively.
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. For the periods ended March 31, 2014 and 2013, voice access lines in service decreased

6.8% and 8.4% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease in minutes of use. Excluding divestitures of the pay phone operations and the Idaho-based operations, on a pro forma basis, voice access lines in service for the period ended March 31, 2013 would have declined 7.8% year-over-year. The impact to voice access lines in service for the period ended March 31, 2014 would have been negligible. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We were subject to the retail service quality plan in Vermont during the three months ended March 31, 2013; however, effective March 31, 2013, we are no longer subject to the retail service quality plan based on our achievement of certain retail service quality metrics. We were subject to the retail service quality plan in Maine through July 31, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, SQI penalties were eliminated starting in August 2013.
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
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2014, plus or minus small adjustments recorded during the respective quarters and adjusted for the divestiture of the Idaho operations, until the FCC completes its proceedings to adopt a CAF cost model and develop CAF Phase II for our operating areas. The FCC has announced its expectation to complete its CAF Phase II model development, establish all obligations associated with the CAF Phase II program and offer support to price cap carriers by the end of 2014. If so, CAF Phase II funding could be implemented during 2015. We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined. For the three months ended March 31, 2014 and 2013, we recognized $3.2 million and $3.3 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Quarterly comparison
	Increase (Decrease)%
Local voice services revenues, excluding:	$(7.0)
Decrease in accrual of SQI penalties (1)	0.1
Decrease in accrual of PAP penalties (2)	0.3
Divestiture of Idaho-based operations	(0.2)
Long distance services revenues	(1.4)
Total change in voice services revenues	$(8.2)	(8)%

(1)	During the three months ended March 31, 2013, SQI penalties resulted in a decrease of $0.1 million to local voice services revenues.

(2)	During the three months ended March 31, 2014 and 2013, voice services revenues were increased by $0.1 million and reduced by $0.2 million, respectively, due to PAP penalties.
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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per unit of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. However, this decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. Our extensive fiber network with over 16,000 miles of fiber optic cable, including over 1,000 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself.
As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. As our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have transitioned in the same manner and are now being recorded to access revenues instead of voice services revenues. We expect this trend to continue and the impact of penalty credits to access revenues to increase. Our maximum exposure to penalties under the PAPs has not been reduced by the deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Quarterly comparison
	Increase (Decrease)%
Carrier Ethernet services (1)	$2.9
Decrease in revenues from special access pool (2)	(1.7)
Decrease in accrual of PAP penalties (3)	1.6
Divestiture of Idaho-based operations	(0.4)
Legacy access services (4)	(7.1)
Total change in access revenues	$(4.7)	(6)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of March 31, 2014, we provide cellular transport on our Next Generation Network through over 1,300 mobile Ethernet backhaul connections, the number of which has grown significantly over the last two years.

(2)
In July 2013, we discontinued participation for wholesale DSL services within the National Exchange Carrier Association ("NECA") special access rate of return pool for its remaining rural operating companies.

(3)	During the three months ended March 31, 2014 and 2013, access services revenues were increased by $0.2 million and reduced by $1.4 million, respectively, due to PAP penalties.

(4)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through digital subscriber line ("DSL") technology, fiber-to-the-home technology, retail Ethernet, dedicated T-1 connections, Internet dial-up, high-speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the three months ended March 31, 2014 and 2013, we grew broadband subscribers by 0.4% and 3.6%, respectively, as penetration reached 38.4% of voice access lines at March 31, 2014 from 35.6% at March 31, 2013. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.

The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Quarterly comparison
	Increase (Decrease)%
Retail Ethernet services (1)	$2.5
Other data and Internet technology based services (2)	1.7
Total change in data and Internet services revenues	$4.2	11%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended March 31, 2014 and 2013, we recognized $8.5 million and $6.0 million, respectively, of retail Ethernet revenues from our Next Generation Network.

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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Quarterly comparison
	Increase (Decrease)%
Special purpose projects (1)	$4.5
Late payment fees (2)	(0.4)
Other (3)	(0.3)
Total change in other services revenues	$3.8	32%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock-based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect cost of services and sales to fluctuate with revenue and decrease if we are able to make operational improvements and align our human resources with the changing telecommunications landscape.

The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Quarterly comparison
	Increase (Decrease)%
Employee expense (1)	(1.3)
Severance expense (2)	(0.1)
Other	0.4
Total change in cost of services and sales	$(1.0)	(1)%

(1)
For the three months ended March 31, 2014 and 2013, we recognized $53.9 million and $55.2 million, respectively, of employee expense as cost of services and sales. The decrease in employee expense is due to a reduction in our workforce, partially offset by a decrease in capitalized labor due to fewer labor intensive capital projects in the first quarter of 2014 compared to the first quarter of 2013.

(2)	For the three months ended March 31, 2014 and 2013, we recognized $0.1 million and $0.2 million of severance expense, respectively.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock-based compensation, pension and post-retirement healthcare) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect our SG&A expense to decrease primarily as a result of higher discount rates on our qualified pension and post-retirement healthcare obligations.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Quarterly comparison
	Increase (Decrease)%
Post-retirement healthcare expense (1)	(1.6)
Pension expense (2)	(1.1)
Operating taxes	(1.0)
Employee expense (3)	(0.9)
Severance expense (4)	(0.2)
Bad debt expense (5)	(0.3)
Other	(0.8)
Total change in SG&A expense	$(5.9)	(7)%

(1)
Decrease in 2014 net periodic benefit cost for our post-retirement healthcare plans is primarily attributable to a decrease in the projected benefit obligation from an increase of approximately 78 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2013 compared to December 31, 2012. The lower projected benefit obligation served to decrease service cost and interest cost recognized in the first quarter of 2014 when compared to the first quarter of 2013.

(2)
Decrease in 2014 net periodic benefit cost for our qualified pension plans is primarily attributable to a decrease in the projected benefit obligation from an increase of approximately 84 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2013 compared to December 31, 2012. The lower projected benefit obligation served to decrease service cost and interest cost recognized in the first quarter of 2014 when compared to the first quarter of 2013.

(3)
For the three months ended March 31, 2014 and 2013, we recognized $32.7 million and $33.6 million, respectively, of employee expense in SG&A expense. The decrease in the first three months of 2014 compared to the first three months of 2013 is primarily attributable to a reduction in our workforce.

(4)	For the three months ended March 31, 2014 and 2013, we recognized $0.3 million and $0.5 million of severance expense, respectively.

(5)	For the three months ended March 31, 2014 and 2013, we recognized $2.2 million and $2.5 million of bad debt expense, respectively.
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
For the three months ended March 31, 2014 and 2013, we recognized $51.3 million and $88.6 million of depreciation expense, respectively. The decrease in depreciation expense was primarily related to certain asset classes becoming fully depreciated during 2013 and the impact of the life study. We recognized $2.8 million of amortization expense in each of the three months ended March 31, 2014 and 2013.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve"). As of March 31, 2014, the Claims Reserve has a balance of $0.3 million.
Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended March 31,
(in millions)	2014	2013
New Credit Agreement Loans	$12.3	$6.4
Notes	6.6	3.3
Old Credit Agreement Loans	—	7.7
Amortization of debt issue costs	0.3	0.2
Amortization of debt discount	0.7	0.3
Other interest expense	0.1	0.1
Total interest expense	$20.0	$18.0
Interest expense increased $2.0 million (11%) in the three months ended March 31, 2014 as compared to the same period in 2013. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount and debt issuance fees related to the New Credit Agreement Loans as a result of the Refinancing, partially offset by a lower weighted average long-term debt outstanding during the three months ended March 31, 2014 as compared to the same period in 2013.
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
On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the New Credit Agreement Loans, which include the $640.0 million New Term Loan outstanding and the undrawn $75.0 million New Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the New Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the New Term Loan accrued interest at 7.50% during the first quarter of each of 2014 and 2013. Regularly scheduled amortization payments of $1.6 million were made on the New Term Loan at the end of the first quarter of 2014. In addition, the New Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of March 31, 2014, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they will have no impact on interest expense in 2014.

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
Other Income
Other income generally includes non-operating gains and losses such as those incurred on the sale or disposal of assets. During the three months ended March 31, 2014 and 2013, we recognized other income, net of other expenses, of $0.2 million and $0.4 million, respectively.
Income Taxes
The effective income tax rate on the loss from continuing operations for the three months ended March 31, 2014 and 2013 was 23.1% and 32.8%, respectively. For both the three months ended March 31, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot for $30.5 million in gross cash proceeds, of which $30.3 million were received during the three months ended March 31, 2013. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of income taxes, of $16.7 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2013.
For details of our Idaho-based operations' operating results, see note (13) "Discontinued Operations" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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
A reconciliation of Adjusted EBITDA to net loss is provided in the table below (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net loss	$(32,237)	$(47,485)
Income tax benefit	(9,670)	(28,133)
Interest expense	20,008	18,002
Depreciation and amortization	54,071	91,433
Pension expense (1a)	4,799	5,884
Post-retirement healthcare expense (1a)	13,529	15,076
Compensated absences (1b)	11,313	11,122
Severance	384	698
Reorganization costs (1c)	18	17
Storm expenses (1d)	(410)	—
Other non-cash items (1e)	1,141	826
Gain on sale of discontinued operations	—	(10,044)
Loss on debt refinancing	—	6,787
All other allowed adjustments, net (1f)	1,229	(314)
Adjusted EBITDA	$64,175	$63,869

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net loss for interest, income taxes, depreciation and amortization, in addition to:
a) the add-back of aggregate pension and post-retirement healthcare expense,
b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
c) the add-back of costs related to the Chapter 11 reorganization, including professional fees for advisors and consultants,
d) the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
e) the add-back of other non-cash items, except to the extent they will require a cash payment in a future period, including impairment charges, and
f) the add-back (or subtraction) of other items, including facility and office closures, labor negotiation expenses, non-cash gains/losses, non-operating dividend and interest income and other extraordinary gains/losses.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our New Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the New Credit Agreement through March 31, 2014. We expect to be in compliance with the maintenance covenants contained in the New Credit Agreement for the remainder of 2014.

Cash Flows
Cash at March 31, 2014 totaled $31.7 million compared to $42.7 million at December 31, 2013, excluding restricted cash of $0.8 million and $1.2 million, respectively. During the three months ended March 31, 2014, cash outflows were largely associated with $28.1 million of capital expenditures partially offset by cash flows from operations of $18.8 million, which included outflows due to the scheduled semi-annual interest payment on the Notes and the payment of 2013 annual performance bonuses. During the three months ended March 31, 2013, cash outflows were largely associated with the Refinancing and $29.9 million of capital expenditures partially offset by $30.3 million of proceeds from the sale of our Idaho-based operations and cash flows from operations of $43.4 million.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended March 31,
Net cash flows provided by (used in):	2014	2013
Operating activities	$18.7	$43.4
Investing activities	(27.8)	0.8
Financing activities	(1.9)	(49.9)
Net decrease in cash	$(11.0)	$(5.7)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the three months ended March 31, 2014 decreased $24.7 million as compared to the same period in 2013. During the three months ended March 31, 2014, the Company had a reduction in outstanding payables, accrued liabilities and accrued interest which resulted in an increase in cash outflows as compared to the three months ended March 31, 2013. Such outflows were partially offset by a reduction in outstanding receivables during the three months ended March 31, 2014.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2014 increased $28.6 million as compared to the same period in 2013, primarily driven by the sale of our Idaho-based operations during the first quarter of 2013 for $30.3 million in cash proceeds. Capital expenditures were $28.1 million and $29.9 million for the three months ended March 31, 2014 and 2013, respectively.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2014 decreased $48.0 million as compared to the same period in 2013. This decrease is largely attributable to the Refinancing during the three months ended March 31, 2013, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the New Credit Agreement including the $640.0 million New Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan, and approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the New Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Debt" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. During the three months ended March 31, 2014, we paid $1.6 million of principal outstanding on the New Term Loan.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the three months ended March 31, 2014, we contributed $7.5 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $1.1 million under our post-retirement healthcare plans.
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
Total 2014 aggregate cash pension contributions and cash post-retirement healthcare payments are expected to be $35.0 million.

Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the three months ended March 31, 2014, our capital expenditures totaled $28.1 million compared to $29.9 million during the same period in 2013. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under our New Revolving Facility).
Total 2014 capital expenditures are expected to be $125.0 million.
Debt
The New Credit Agreement. In connection with the Refinancing, we entered into the New Credit Agreement, which provides for the $75.0 million New Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million New Term Loan. The New Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the New Term Loan and commitments under the New Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the New Credit Agreement. The New Term Loan will mature on February 14, 2019 and the New Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the New Credit Agreement. As of March 31, 2014, the Company had $59.1 million, net of $15.9 million of outstanding letters of credit, available for borrowing under the New Revolving Facility.
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
Mandatory Repayments. Commencing in the second quarter of 2013, we are required to make quarterly repayments of the New Term Loan in a principal amount equal to $1.6 million during the term of the New Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the New Term Loan made from time to time. In addition, mandatory repayments are due under the New Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the New Credit Agreement, beginning with the fiscal year ending December 31, 2013, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the New Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the New Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount of the New Term Loan so prepaid if such prepayment is made after February 14, 2014, but on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to

February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the New Credit Agreement, excluding mandatory quarterly repayments discussed above, during the three months ended March 31, 2014.
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
Off-Balance Sheet Arrangements
As of March 31, 2014, we had $15.9 million in outstanding letters of credit under the New Revolving Facility and $1.7 million of surety bonds. We do not have any other off-balance sheet arrangements other than our operating lease obligations, which are not reflected on our condensed consolidated balance sheets.

Critical Accounting Policies and Estimates
Our critical accounting policies are as follows:
•Revenue recognition;
•Allowance for doubtful accounts;
•Accounting for pension and other post-retirement healthcare benefits;
•Accounting for income taxes;
•Depreciation of property, plant and equipment;
•Stock-based compensation; and
•Valuation of long-lived assets and indefinite-lived intangible assets.
There have been no material changes to our critical accounting policies described in the 2013 Annual Report.
New Accounting Standards
For details of recent Accounting Standards Updates and our evaluation of their adoption on our condensed consolidated financial statements, see note (3) "Recent Accounting Pronouncements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of March 31, 2014, our interest rate risk exposure was attributable to the New Credit Agreement, which includes the New Term Loan and the New Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of March 31, 2014, we were party to interest rate swap agreements in connection with borrowings under the New Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on March 31, 2014, the entire $633.6 million principal balance of the New Term Loan was subject to interest rate risk. Interest payments on the New Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the New Term Loan as of March 31, 2014, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.3 million on an annual basis.
For further information regarding the New Credit Agreement, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt," note (6) "Long-Term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liability and the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report. For activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on January 24, 2011, one of the Chapter 11 Cases, Northern New England Telephone Operations LLC (Case No. 09-16365), remains open.
Item 1A. Risk Factors.

During the quarter ended March 31, 2014, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2013 Annual Report.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: May 6, 2014	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

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