Form 10-Q
period 2014-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2014-08-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 1, 2014, there were 26,705,433 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q for the quarter ended June 30, 2014 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed in this Quarterly Report, in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report") and the factors set forth below:

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

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments, if applicable, under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Cash	$31,919	$42,700
Restricted cash	—	543
Accounts receivable (net of $11.5 million and $13.1 million allowance for doubtful accounts, respectively)	81,680	89,248
Prepaid expenses	22,534	26,552
Other current assets	3,600	3,876
Deferred income tax, net	12,136	18,250
Total current assets	151,869	181,169
Property, plant and equipment (net of $988.7 million and $886.2 million accumulated depreciation, respectively)	1,261,902	1,301,292
Intangible assets (net of $38.2 million and $32.7 million accumulated amortization, respectively)	100,379	105,886
Debt issue costs, net	6,537	7,101
Restricted cash	651	651
Other assets	3,429	3,799
Total assets	$1,524,767	$1,599,898

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	887	1,445
Accounts payable	29,773	37,876
Claims payable and estimated claims accrual	216	256
Accrued interest payable	9,976	9,977
Accrued payroll and related expenses	29,739	34,897
Other accrued liabilities	54,024	55,994
Total current liabilities	131,015	146,845
Capital lease obligations	305	447
Accrued pension obligations	147,799	153,534
Accrued post-retirement healthcare obligations	609,781	584,734
Deferred income taxes	63,431	85,948
Other long-term liabilities	23,099	25,864
Long-term debt, net of current portion	909,920	911,722
Total long-term liabilities	1,754,335	1,762,249
Total liabilities	1,885,350	1,909,094
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,695,921 and 26,480,837 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	266	264
Additional paid-in capital	514,625	512,008
Retained deficit	(716,606)	(661,689)
Accumulated other comprehensive loss	(158,868)	(159,779)
Total stockholders’ deficit	(360,583)	(309,196)
Total liabilities and stockholders’ deficit	$1,524,767	$1,599,898

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six months ended June 30, 2014 and 2013
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$225,597	$234,500	$456,154	$469,969
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	101,661	108,163	217,227	224,774
Selling, general and administrative expense	78,376	84,083	161,392	172,969
Depreciation and amortization	55,080	84,523	109,151	175,956
Reorganization related expense (income)	47	(398)	65	(561)
Total operating expenses	235,164	276,371	487,835	573,138
Loss from operations	(9,567)	(41,871)	(31,681)	(103,169)
Other income (expense):
Interest expense	(20,023)	(20,097)	(40,031)	(38,099)
Loss on debt refinancing	—	—	—	(6,787)
Other income (expense)	(224)	10	(9)	435
Total other expense	(20,247)	(20,087)	(40,040)	(44,451)
Loss before income taxes	(29,814)	(61,958)	(71,721)	(147,620)
Income tax benefit	7,134	18,850	16,804	46,983
Loss from continuing operations	(22,680)	(43,108)	(54,917)	(100,637)
Gain on sale of discontinued operations, net of taxes	—	—	—	10,044
Net loss	$(22,680)	$(43,108)	$(54,917)	$(90,593)

Weighted average shares outstanding:
Basic	26,454	26,190	26,423	26,169
Diluted	26,454	26,190	26,423	26,169

(Loss) earnings per share, basic:
Continuing operations	$(0.86)	$(1.64)	$(2.08)	$(3.84)
Discontinued operations	—	—	—	0.38
Loss per share, basic	$(0.86)	$(1.64)	$(2.08)	$(3.46)

(Loss) earnings per share, diluted:
Continuing operations	$(0.86)	$(1.64)	$(2.08)	$(3.84)
Discontinued operations	—	—	—	0.38
Loss per share, diluted	$(0.86)	$(1.64)	$(2.08)	$(3.46)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three and Six months ended June 30, 2014 and 2013
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(22,680)	$(43,108)	$(54,917)	$(90,593)
Other comprehensive income, net of taxes:
Interest rate swaps (net of $0.4 million and $0.6 million tax benefit, respectively)	(541)	—	(837)	—
Qualified pension and post-retirement healthcare plans (net of $0.6 million, $0.3 million, $1.2 million and $0.9 million tax expense, respectively)	876	1,970	1,748	4,718
Total other comprehensive income	335	1,970	911	4,718
Comprehensive loss	$(22,345)	$(41,138)	$(54,006)	$(85,875)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended June 30, 2014
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)
Net loss	—	—	—	(54,917)	—	(54,917)
Stock-based compensation issued, net	214	2	(164)	—	—	(162)
Stock-based compensation expense	—	—	2,781	—	—	2,781
Interest rate swaps other comprehensive loss	—	—	—	—	(837)	(837)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,748	1,748
Balance at June 30, 2014	26,695	$266	$514,625	$(716,606)	$(158,868)	$(360,583)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(54,917)	$(90,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(17,021)	(47,733)
Provision for uncollectible revenue	4,046	4,189
Depreciation and amortization	109,151	175,956
Post-retirement healthcare	24,848	28,656
Qualified pension	(4,302)	9,337
Loss on abandoned projects	126	—
Stock-based compensation	2,781	3,150
Gain on sale of business, net	—	(10,044)
Loss on debt refinancing	—	6,787
Other non-cash items	222	(250)
Changes in assets and liabilities arising from operations:
Accounts receivable	3,523	(4,063)
Prepaid and other assets	4,292	1,392
Restricted cash	463	3,971
Accounts payable and accrued liabilities	(15,416)	(14,172)
Accrued interest payable	(1)	10,109
Other assets and liabilities, net	(2,094)	5,487
Reorganization adjustments:
Non-cash reorganization income	—	(680)
Claims payable and estimated claims accrual	(40)	80
Restricted cash - Cash Claims Reserve	80	577
Total adjustments	110,658	172,749
Net cash provided by operating activities	55,741	82,156
Cash flows from investing activities:
Net capital additions	(62,978)	(57,323)
Proceeds from sale of business	—	30,315
Distributions from investments and proceeds from the sale of property	332	417
Net cash used in investing activities	(62,646)	(26,591)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	920,590
Financing costs	—	(13,217)
Repayments of long-term debt	(3,200)	(958,600)
Proceeds from exercise of stock options	24	46
Repayment of capital lease obligations	(700)	(605)
Net cash used in financing activities	(3,876)	(51,786)
Net change	(10,781)	3,779
Cash, beginning of period	42,700	23,203
Cash, end of period	$31,919	$26,982
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$10,857	$6,920
Reorganization costs paid	—	235

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization

FairPoint provides advanced data, voice and video technologies to single and multi-site businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers in 17 states.  Leveraging an owned, fiber-core Ethernet network, including more than 16,000 route miles of fiber in Northern New England (the "Next Generation Network"), FairPoint has the network coverage, scalable bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, voice over IP, data center colocation services, managed services and disaster recovery. As of June 30, 2014, the Company operated with approximately 1.2 million access line equivalents in service, including approximately 333,000 broadband subscribers.
Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation.
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
Within the condensed consolidated statement of cash flows for the six months ended June 30, 2013, the Company has reclassified the deferred income tax expense associated with the gain on sale of business to a net presentation and has separately reported stock-based compensation, which had been included in other non-cash items, to be consistent with current period presentation.
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
As of June 30, 2014 and December 31, 2013, unearned revenue of $21.5 million and $18.0 million, respectively, was included in other accrued liabilities and unearned revenue of $10.5 million and $10.5 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of June 30, 2014 and December 31, 2013, customer deposits of $2.6 million and $6.8 million, respectively, were included in current other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue is recognized based on collection of these charges.
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
(3) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2013-11, which is designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This new guidance became effective for the Company on January 1, 2014. The Company adopted this ASU during the quarter ended March 31, 2014 and it did not have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance becomes effective for the Company on January 1, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2017 opening retained earnings balance. The Company is evaluating the potential impact, if any, of this newly issued pronouncement.
(4) Dividends
The Company currently does not pay a dividend on its common stock and does not expect to pay dividends in the foreseeable future.

(5) Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three and six months ended June 30, 2014 and 2013 of $7.1 million, $18.9 million, $16.8 million and $47.0 million respectively, which equates to an effective tax rate of 23.9%, 30.4%, 23.4% and 31.8% respectively. For both the six months ended June 30, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes. In addition, the Company recorded deferred income tax expense for the six months ended June 30, 2013 of $6.7 million on the gain on sale of its Idaho-based operations on January 31, 2013, which is reported within discontinued operations in the statement of operations for the six months ended June 30, 2013.
Deferred Income Taxes
At June 30, 2014, the Company had gross federal NOL carryforwards of $208.7 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2021 to 2034. At June 30, 2014, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.9 million. At June 30, 2014, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At June 30, 2014 and December 31, 2013, the Company established a valuation allowance against its deferred tax assets of $178.3 million and $166.8 million, respectively, which consist of a $145.5 million and $136.4 million federal allowance, respectively, and a $32.8 million and $30.4 million state allowance, respectively.
Unrecognized Tax Benefits. The Company recorded a liability for unrecognized tax benefits of $4.4 million as of June 30, 2014 and $4.9 million as of December 31, 2013. The $0.5 million reduction in unrecognized tax benefits during the three months ended June 30, 2014 relates to a probable settlement of a state tax assessment. Of the $4.4 million, $3.8 million was recorded as a reduction of the Company's federal and state NOL carryforwards and $0.6 million as a current state tax liability. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $4.2 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2014 and 2013, the Company did not make any payment of interest and penalties. There was $0.1 million and $0.0 million accrued in the condensed consolidated balance sheets for the payment of interest and penalties at June 30, 2014 and December 31, 2013, respectively, related to a current state tax liability. The remaining unrecognized tax benefits are not subject to the accrual of interest and penalties as they would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2009. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of June 30, 2014 and December 31, 2013, the Company does not have any significant jurisdictional tax audits.

(6) Long-Term Debt
Long-term debt for the Company at June 30, 2014 and December 31, 2013 is shown below (in thousands):

	June 30, 2014	December 31, 2013
Term Loan, due 2019 (weighted average rate of 7.50%)	$632,000	$635,200
Discount on Term Loan (a)	(15,680)	$(17,078)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	916,320	918,122
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$909,920	$911,722

(a)
The $15.7 million and $17.1 million discount on the Term Loan (as defined below) as of June 30, 2014 and December 31, 2013, respectively, is being amortized using the effective interest method over the term of the senior secured credit facility due 2019.

As of June 30, 2014, the Company had $58.6 million, net of $16.4 million of outstanding letters of credit, available for borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the five years subsequent to June 30, 2014 and thereafter are as follows (in thousands):

Trailing twelve months ending June 30,	Balance Due
2015	$6,400
2016	6,400
2017	6,400
2018	6,400
2019	606,400
Thereafter	300,000
Total long-term debt, including current portion	$932,000
Refinancing. On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced the Old Credit Agreement Loans (as defined herein) (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent and (ii) entered into a new current credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The Credit Agreement provides for a $75.0 million revolving credit facility (the "Revolving Facility"), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the ''Term Loan'' and, together with the Revolving Facility, the "Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan (as defined herein), plus accrued interest and fees, expenses and other costs relating to the Refinancing.
The Credit Agreement. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount of up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement.
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is

(a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communications' consolidated total leverage ratio, as defined in the Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communications' consolidated total leverage ratio.
Security/Guarantors. All obligations under the Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by each of the Subsidiary Guarantors and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement. In addition, mandatory repayments are required under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. FairPoint Communications did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the six months ended June 30, 2014.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The minimum consolidated interest coverage ratio is 2.00 and increases to 2.25 on June 30, 2016. The maximum consolidated total leverage ratio is 5.50 and decreases by 0.25 each September beginning September 30, 2015 through 2017. The Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of June 30, 2014, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
Events of Default. The Credit Agreement also contains customary events of default for a facility of this type.
The Notes. On the Refinancing Closing Date, FairPoint Communications issued $300.0 million of the Notes pursuant to the Indenture in a private offering exempt from registration under the Securities Act.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of FairPoint Communications and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2014, FairPoint Communications was in compliance with all covenants under the Indenture.
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
(7) Interest Rate Swap Agreements
The Company uses interest rate swap agreements to protect the Company against future adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the effective term of the agreements without exchange of the underlying notional amount. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.
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
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013 is shown below (in thousands):

	As of June 30, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$2,406

	As of December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,005
The effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 is shown below (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest rate swaps	$904	$1,401
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company had no triggering events in the six months ended June 30, 2014 or 2013.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of June 30, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$2,406	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, we have categorized these interest rate swaps as Level 2 within the fair value hierarchy.

Long-term debt is not carried at fair value, but measured on a recurring basis. The estimated fair values of the Company's long-term debt as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$616,320	$654,120	$618,122	$655,844
Notes, 8.75%, due 2019	300,000	323,250	300,000	318,000
Total	$916,320	$977,370	$918,122	$973,844

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $15.7 million and $17.1 million as of June 30, 2014 and December 31, 2013, respectively.
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
Annually, and as necessary, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare benefits in accordance with the Compensation—Retirement Benefits Topic of the ASC.
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the condensed consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,075	$6,344	$4,638	$7,482
Interest cost	3,963	7,311	3,704	6,493
Expected return on plan assets	(3,406)	—	(3,132)	—
Amortization of actuarial loss	539	924	1,188	2,235
Plan settlement	—	—	1,014	—
Net periodic benefit cost	$5,171	$14,579	$7,412	$16,210

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$8,150	12,689	$9,276	$14,964
Interest cost	7,926	14,622	7,401	12,986
Expected return on plan assets	(6,811)	—	(6,302)	—
Amortization of actuarial loss	1,078	1,847	2,344	4,470
Plan settlement	—	—	1,014	—
Net periodic benefit cost	$10,343	$29,158	$13,733	$32,420

 Contributions and Benefit Payments. The Company expects aggregate cash pension contributions and cash post-retirement healthcare payments to be approximately $35.0 million in 2014. During the six months ended June 30, 2014, contributions of $15.0 million were made to the qualified pension plans and benefit payments on post-retirement healthcare plans were $2.3 million.
Return on Plan Assets. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, the actual return on the pension plan assets were annualized gains (losses) of approximately 14.0%, (0.9)%, 10.5% and 2.9%, respectively. Net periodic benefit cost for 2014 assumes a weighted average annualized expected return on plan assets of approximately 7.8%.
(10) Accumulated Other Comprehensive Loss
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Employee benefits:
Amortization of actuarial loss (a)	$1,463	$2,925
Total employee benefit amounts reclassified from accumulated other comprehensive loss	1,463	2,925
Tax expense	(587)	(1,177)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$876	$1,748

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.
There were no amounts reclassified from accumulated other comprehensive loss related to interest rate swaps for the three and six months ended June 30, 2014.

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
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares used for basic earnings per share (a)	26,454,390	26,189,742	26,423,456	26,168,680
Effect of potential dilutive shares (b)	—	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,454,390	26,189,742	26,423,456	26,168,680
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,691,267	5,329,673	5,691,267	5,329,673

(a)
Weighted average number of common shares used for basic earnings per share excludes 234,660, 289,931, 238,513 and 287,509 weighted average shares of non-vested restricted stock as of the three and six months ended June 30, 2014 and 2013, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three and six months ended June 30, 2014 and 2013, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.

(12) Stockholders' Deficit
At June 30, 2014, 37,500,000 shares of common stock were authorized and 26,695,921 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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

The Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the condensed consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the six months ended June 30, 2013 are as follows (in thousands):

Six Months Ended June 30, 2013 (a)

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
(c) Restricted Cash
As of June 30, 2014, the Company had $0.7 million of restricted cash, which is restricted for regulatory purposes.
(d) Magnitude of Bankruptcy Claims
Claims totaling approximately $4.9 billion were filed with the Bankruptcy Court against the Company. As of August 1, 2014, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors. The disallowance of one claim in the amount of $0.2 million has been appealed by the claimant and is still pending.
(15) Subsequent Events
The Company's collective bargaining agreements with two of its labor unions in northern New England covering approximately 1,800 employees in the aggregate expired on August 2, 2014. As of August 5, 2014, the Company is operating without contracts and should a work stoppage occur the Company has contingency plans in place to ensure services to its customers.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview

We provide advanced data, voice and video technologies to single and multi-site businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers in 17 states.  Leveraging an owned, fiber-core Ethernet network, including more than 16,000 route miles of fiber in northern New England, we have the network coverage, scalable bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, voice over IP, data center colocation services, managed services and disaster recovery. We operate with approximately 1.2 million access line equivalents, including approximately 333,000 broadband subscribers, in service as of June 30, 2014. As of June 30, 2014, we provide cellular transport, also known as backhaul, through over 1,400 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,100 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team is focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources strategy. Our mission is to provide reliable communications services with outstanding customer support across the 17 states we serve. During fiscal year 2013 and the first half of 2014, we continued to make substantial progress on our 'four pillar' business strategy to continue our transformation from a traditional telephone company into a provider of advanced communications services.
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
Over the past few years, we have made significant capital investments in our Next Generation Network to expand our business service offerings to meet the growing data needs of our customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, within the last couple of years, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers. These advanced data services are our flagship product and are laying the foundation not only for new business but also for additional IP-based voice and data services in the future.

Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. We believe that our extensive fiber network, with over 16,000 miles of fiber optic cable, including over 1,100 cellular telecommunications towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber-connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cellular telecommunications towers.
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
Two of our collective bargaining agreements that cover the majority of our represented employees in northern New England expired on August 2, 2014. We are operating without contracts and should a work stoppage occur the Company has contingency plans in place to ensure services to our customers. We cannot predict the outcome of these negotiations at this time. Employees could engage in strikes or other concerted activities, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released June 10, 2014, the FCC has stated its intention to extend its offer of CAF Phase II support to price cap carriers by the end of 2014 and to implement the CAF Phase II program for price cap carriers during 2015. It has finalized a cost model and has issued competitive bidding guidelines. It is not known how these rules may impact us.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules impose specific broadband spending obligations on CAF Phase I frozen support that we receive. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We have continued receiving CAF Phase I frozen support in 2014 and our spending obligation has increased to two-thirds. Should we continue to receive CAF Phase I frozen support in 2015 as well, this spending obligation will increase to 100%. In February of 2013, we filed a petition with the FCC for a partial waiver of the spending obligations. On October 30, 2013, the FCC issued an order denying FairPoint's petition, but clarifying the spending rules in a manner that effectively provides the relief we requested by allowing us to certify to the spending obligation at the holding company level. This relief continues into 2014 and future years. Pursuant to a Further Notice of Proposed Rulemaking released on June 10, 2014, the FCC has requested comment on how frozen support will be handled in states where the price cap carrier does not exercise its right of first refusal on CAF Phase II support. We do not yet know whether FairPoint will exercise its right of first refusal for CAF Phase II support or how frozen support will be impacted if FairPoint does not accept CAF Phase II support in one or more states. Whether the change from CAF frozen support to CAF Phase II support occurs during 2015, or to what extent it occurs during 2015, is uncertain.  We currently expect the impact of the transition from CAF Phase I frozen support to CAF Phase II funding to be minimal in 2015.
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
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate. The IRP expires on December 31, 2014 and, on August 4, 2014, we filed a petition for a successor plan with the Vermont Public Service Board ("VPSB") in order to maintain favorable regulatory treatment in Vermont, which includes pricing flexibility, reduced regulatory oversight and more flexible rate filing options.
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
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, decreased from $12.5 million to $2.0 million. From August 1, 2013 until July 31, 2014 we were not subject to SQI penalties. On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new POLR SQI standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard.
We estimate that these significant changes in both federal and state regulation did not have a material impact through June 30, 2014 and will not have a material impact in the remainder of 2014. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
The MPUC issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013, April 14, 2014 and April 14, 2015 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85%, 87% and 90%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. On August 14, 2013, the MPUC issued an Order Approving a Stipulation between Northern New England Telephone Operations LLC and the Office of the Maine Public Advocate (the "stipulation order"). In exchange for the termination of the show cause proceeding, the stipulation order requires us to achieve, in Maine, 85% broadband addressability by August 14, 2013 and 87% by April 14, 2014. If either of these commitments is not met, we must achieve 90% broadband addressability in Maine by May 14, 2015. In calculating these percentages, there is no speed requirement for lines served by the legacy Asynchronous Transfer Mode ("ATM") network. Additionally, we must (1) contribute $100,000 to ConnectME upon completion of the broadband commitment; and (2) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. Additionally, we made a good faith effort to obtain CAF Phase I incremental funding for Maine in the amount corresponding to a broadband expenditure by us of $2.8 million, which was expected to result in CAF funding of approximately $1.0 million, but for which we actually received $0.9 million. Northern New England Telephone Operations LLC advised the MPUC on August 14, 2013 of the achievement of 85% broadband addressability by August 14, 2013 and advised the MPUC on April 14, 2014 of the achievement of 87% broadband addressability by April 14, 2014.
Basis of Presentation
We view our business of providing data, voice and communication services to business, wholesale and residential customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification ("ASC").
Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Voice services	$94,838	$101,660	$190,333	$205,377
Access	75,123	79,235	152,063	160,867
Data and Internet services	44,089	40,054	86,432	78,228
Other	11,547	13,551	27,326	25,497
Total revenues	225,597	234,500	456,154	469,969
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	101,661	108,163	217,227	224,774
Selling, general and administrative expense	78,376	84,083	161,392	172,969
Depreciation and amortization	55,080	84,523	109,151	175,956
Reorganization related expense (income)	47	(398)	65	(561)
Total operating expenses	235,164	276,371	487,835	573,138
Loss from operations	(9,567)	(41,871)	(31,681)	(103,169)
Other income (expense):
Interest expense	(20,023)	(20,097)	(40,031)	(38,099)
Loss on debt refinancing	—	—	—	(6,787)
Other income (expense)	(224)	10	(9)	435
Total other expense	(20,247)	(20,087)	(40,040)	(44,451)
Loss before income taxes	(29,814)	(61,958)	(71,721)	(147,620)
Income tax benefit	7,134	18,850	16,804	46,983
Loss from continuing operations	(22,680)	(43,108)	(54,917)	(100,637)
Gain on sale of discontinued operations, net of taxes	—	—	—	10,044
Net loss	$(22,680)	$(43,108)	$(54,917)	$(90,593)

			As of June 30,
Access line equivalents:			2014	2013
Residential			502,759	556,584
Business			290,246	295,319
Wholesale			55,569	61,911
Total voice access lines			848,574	913,814
Broadband subscribers			333,421	332,620
Total access line equivalents (1)			1,181,995	1,246,434

(1) In August 2012, we divested our pay phone operations in our northern New England footprint and completed the process of transitioning these pay phone stations to the buyer in 2013. We currently retain access lines for any pay phone stations the buyer continues to operate, which accounted for 727 and 1,136 access line equivalents as of June 30, 2014 and 2013, respectively.
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communications providers that are not affiliated with us. For the periods ended June 30, 2014 and 2013, voice access lines in service decreased 7.1% and 8.2% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease in minutes of use. Excluding divestitures of the pay phone operations and the Idaho-based operations, on a pro forma basis, voice access lines in service for the period ended June 30, 2013 would have declined 7.5% year-over-year. The impact to voice access lines in service for the period ended June 30, 2014 would have been negligible. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We were subject to the retail service quality plan in Vermont during the three months ended March 31, 2013; however, effective March 31, 2013, we are no longer subject to the retail service quality plan based on our achievement of certain retail service quality metrics. We were subject to the retail service quality plan in Maine through July 31, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, SQI penalties were eliminated starting in August 2013. In June 2014, Maine established a new POLR SQI standard. See "—Legislation for Maine and New Hampshire" herein.
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
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2014, plus or minus small adjustments recorded during the respective quarters and adjusted for the divestiture of the Idaho operations. The FCC has announced its expectation to complete its CAF Phase II model development, establish all obligations associated with the CAF Phase II program and offer support to price cap carriers by the end of 2014. If so, CAF Phase II funding could be implemented during 2015. We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $3.2 million, $3.2 million, $6.4 million and $6.4 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three months ended June 30, 2014 vs. June 30, 2013		Six months ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(5.6)		$(12.6)
Increase in accrual of SQI penalties (1)	(0.1)		—
Decrease in accrual of PAP penalties (2)	0.2		0.5
Divestiture of Idaho-based operations	—		(0.2)
Long distance services revenues	(1.3)		(2.7)
Total change in voice services revenues	$(6.8)	(7)%	$(15.0)	(7)%

(1)
During the three months ended June 30, 2013, SQI penalties resulted in an increase of $0.1 million to local voice services revenues. SQI penalties were negligible during the first half of fiscal year 2013. There were no SQI penalties in the first half of 2014.

(2)
During the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013, PAP penalties resulted in a decrease of $0.2 million, an increase of $0.1 million and a decrease of $0.4 million to voice services revenues, respectively. PAP penalties were negligible during the three months ended June 30, 2014.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per unit of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. However, this decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. Our extensive fiber network with over 16,000 miles of fiber optic cable, including over 1,100 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself.
As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. As our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have transitioned in the same manner and are now being recorded to access revenues instead of voice services revenues. Our maximum exposure to penalties under the PAPs has not been reduced by the deregulation legislation in Maine and New Hampshire or by the IRP adopted in Vermont. In June 2014, Maine established a new POLR SQI standard. See "—Legislation for Maine and New Hampshire" herein.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three months ended June 30, 2014 vs. June 30, 2013		Six months ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$3.3		$6.2
Decrease in revenues from special access pool (2)	(1.7)		(3.4)
Decrease in accrual of PAP penalties (3)	1.1		2.8
Divestiture of Idaho-based operations	—		(0.4)
Legacy access services (4)	(6.8)		(14.0)
Total change in access revenues	$(4.1)	(5)%	$(8.8)	(5)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of June 30, 2014, we provide cellular transport on our Next Generation Network through over 1,400 mobile Ethernet backhaul connections, the number of which has grown significantly over the last two years.

(2)
In July 2013, we discontinued participation for wholesale DSL services within the National Exchange Carrier Association ("NECA") special access rate of return pool for its remaining rural operating companies.

(3)
During the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013, PAP penalties resulted in an increase of $1.1 million, a decrease of $0.2 million and an increase of $2.6 million to access services revenues, respectively. PAP penalties were negligible during the three months ended June 30, 2014.

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
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. From June 30, 2013 to June 30, 2014, we grew broadband subscribers by 0.2% as penetration reached 39.4%

of voice access lines at June 30, 2014 from 36.4% at June 30, 2013. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three months ended June 30, 2014 vs. June 30, 2013		Six months ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$2.2		$4.7
Other data and Internet technology based services (2)	1.8		3.5
Total change in data and Internet services revenues	$4.0	10%	$8.2	10%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $8.9 million, $6.7 million, $17.4 million and $12.7 million, respectively, of retail Ethernet revenues from our Next Generation Network.

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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three months ended June 30, 2014 vs. June 30, 2013		Six months ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$(1.4)		$3.1
Late payment fees (2)	(0.2)		(0.6)
Other (3)	(0.4)		(0.7)
Total change in other services revenues	$(2.0)	(15)%	$1.8	7%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
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

The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three months ended June 30, 2014 vs. June 30, 2013		Six months ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(3.8)		$(4.8)
Severance expense (2)	(2.7)		(3.1)
Labor negotiation related expense (3)	0.6		0.8
Other	(0.6)		(0.4)
Total change in cost of services and sales	$(6.5)	(6)%	$(7.5)	(3)%

(1)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $40.3 million, $44.1 million, $94.3 million and $99.1 million, respectively, of employee expense as cost of services and sales. The decrease in employee expense is due to a reduction in the accrual of our annual performance bonus amounts and a reduction in headcount, partially offset by a decrease in capitalized labor due to fewer labor intensive capital projects in 2014 compared to 2013.

(2)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $0.0 million, $2.7 million, $0.1 million and $3.2 million of severance expense, respectively.

(3)	Labor negotiation related expense is primarily related to training and expenses.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock-based compensation, pension and post-retirement healthcare) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect our SG&A expense to decrease primarily as a result of the impact of higher discount rates on our qualified pension and post-retirement healthcare obligations.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three months ended June 30, 2014 vs. June 30, 2013		Six months ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Post-retirement healthcare expense (1)	(1.8)		(3.4)
Pension expense (2)	(2.2)		(3.3)
Operating taxes	(1.2)		(2.2)
Employee expense (3)	(1.7)		(3.2)
Severance expense (4)	(0.6)		(0.5)
Bad debt expense (5)	0.2		(0.2)
Labor negotiation related expense (6)	3.0		4.2
Other	(1.4)		(3.0)
Total change in SG&A expense	$(5.7)	(7)%	$(11.6)	(7)%

(1)
Decrease in 2014 net periodic benefit cost for our post-retirement healthcare plans is primarily attributable to a decrease in the projected benefit obligation from an increase of approximately 78 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2013 compared to December 31, 2012. The lower projected benefit obligation served to decrease service cost and interest cost recognized in the second quarter of 2014 compared to the second quarter of 2013 as well as in the first half of 2014 compared to the first half of 2013.

(2)
Decrease in 2014 net periodic benefit cost for our qualified pension plans is primarily attributable to a decrease in the projected benefit obligation from an increase of approximately 84 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2013 compared to December 31, 2012. The lower projected benefit obligation served to decrease service cost and interest cost recognized in the second quarter of 2014 compared to the second quarter of 2013 as well as in the first half of 2014 compared to the first half of 2013.

(3)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $28.1 million, $29.8 million, $60.8 million and $64.0 million, respectively, of employee expense in SG&A expense. The decrease is primarily attributable to a reduction in the accrual of our annual performance bonus amounts and a reduction in headcount.

(4)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $0.1 million, $0.7 million, $0.4 million and $0.9 million of severance expense, respectively.

(5)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $1.9 million, $1.7 million, $4.0 million and $4.2 million of bad debt expense, respectively.

(6)	Labor negotiation related expense is primarily related to communications and public relations, legal and training expenses.
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
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, we recognized $52.3 million, $81.7 million, $103.6 million and $170.4 million of depreciation expense, respectively. The decrease in depreciation expense was primarily related to certain asset classes becoming fully depreciated during 2013 and the impact of the life study in 2013. We recognized $2.8 million of amortization expense in each of the three month periods ended June 30, 2014 and 2013 and $5.6 million in each of the six month periods ended June 30, 2014 and 2013.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of June 30, 2014, the Claims Reserve has a balance of $0.2 million.
Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Credit Agreement Loans	$12.3	$12.6	$24.6	$19.0
Notes	6.6	6.5	13.1	9.8
Old Credit Agreement Loans	—	—	—	7.7
Amortization of debt issue costs	0.3	0.3	0.5	0.5
Amortization of debt discount	0.7	0.7	1.4	1.0
Other interest expense	0.1	—	0.4	0.1
Total interest expense	$20.0	$20.1	$40.0	$38.1
Interest expense increased $1.9 million (5%) in the six months ended June 30, 2014 as compared to the same period in 2013. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount and debt issuance fees related to the Credit Agreement Loans as a result of the Refinancing, partially offset by a lower weighted average long-term debt outstanding during the six months ended June 30, 2014 as compared to the same period in 2013.
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

On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Term Loan accrued interest at 7.50% during the first and second quarters of each of 2014 and 2013. Regularly scheduled amortization payments of $1.6 million were made on the Term Loan in the first and second quarters of 2014. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of June 30, 2014, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they will have no impact on interest expense in 2014.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Loss on Debt Refinancing
On February 14, 2013, we completed the Refinancing and paid all amounts outstanding under the Old Credit Agreement. In connection with this Refinancing, we incurred $5.6 million in related fees and wrote off $1.2 million of debt issue costs and other prepayments related to the Old Credit Agreement.
Other Income
Other income generally includes non-operating gains and losses such as those incurred on the sale or disposal of assets. Net other income was $(0.2) million, negligible, negligible and $0.4 million for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively.
Income Taxes
The effective income tax rate on the loss from continuing operations for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 was 23.9%, 30.4%, 23.4% and 31.8%, respectively. For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot for $30.5 million in gross cash proceeds, of which $30.3 million were received during the six months ended June 30, 2013. The operating results of these Idaho-based operations are immaterial and, accordingly, have not been segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of income taxes, of $16.7 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2013.
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
A reconciliation of Adjusted EBITDA to net loss is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(22,680)	$(43,108)	$(54,917)	$(90,593)
Income tax benefit	(7,134)	(18,850)	(16,804)	(46,983)
Interest expense	20,023	20,097	40,031	38,099
Depreciation and amortization	55,080	84,523	109,151	175,956
Pension expense (1a)	4,754	6,980	9,553	12,864
Post-retirement healthcare expense (1a)	13,404	15,247	26,933	30,323
Compensated absences (1b)	(3,013)	(3,048)	8,300	8,074
Severance	129	3,430	513	4,128
Reorganization costs (1c)	47	101	66	118
Storm expenses (1d)	(190)	—	(600)	—
Other non-cash items (1e)	(109)	351	1,022	1,177
Gain on sale of assets and discontinued operations	243	207	253	(9,837)
Loss on debt refinancing	—	—	—	6,787
Labor negotiation related expense (1f)	3,700	117	5,113	117
All other allowed adjustments, net (1f)	(20)	390	(205)	76
Adjusted EBITDA	$64,234	$66,437	$128,409	$130,306

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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement through June 30, 2014. We expect to be in compliance with the maintenance covenants contained in the Credit Agreement for the remainder of 2014.
Cash Flows
Cash at June 30, 2014 totaled $31.9 million compared to $42.7 million at December 31, 2013, excluding restricted cash of $0.7 million and $1.2 million, respectively. During the six months ended June 30, 2014, cash outflows were largely associated with $63.0 million of capital expenditures partially offset by cash flows from operations of $55.7 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses. During the six months ended June 30, 2013, cash outflows were largely associated with the Refinancing and $57.3 million of capital expenditures partially offset by $30.3 million of proceeds from the sale of our Idaho-based operations and cash flows from operations of $82.2 million.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Six Months Ended June 30,
Net cash flows provided by (used in):	2014	2013
Operating activities	$55.7	$82.2
Investing activities	(62.6)	(26.6)
Financing activities	(3.9)	(51.8)
Net decrease in cash	$(10.8)	$3.8
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the six months ended June 30, 2014 decreased $26.5 million as compared to the same period in 2013. During the six months ended June 30, 2014, the Company made $15.0 million in pension contributions as compared to $3.8 million for the same period in 2013. Furthermore, accrued interest decreased $10.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the timing of interest payments. Such outflows and a reduction in other assets and liabilities, restricted cash and accounts payable and accrued liabilities were partially offset by a reduction in outstanding receivables and prepaid and other assets during the six months ended June 30, 2014.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2014 increased $36.0 million as compared to the same period in 2013. In the first six months of 2013, the sale of our Idaho-based operations for $30.3 million in cash proceeds was partially offset by capital expenditures of $57.3 million. Capital expenditures were $63.0 million for the six months ended June 30, 2014.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2014 decreased $47.9 million as compared to the same period in 2013. This decrease is largely attributable to the Refinancing during the three months ended June 30, 2013, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the Credit Agreement including the $640.0 million Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan, and approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "—Debt" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. During the six months ended June 30, 2014, we paid $3.2 million of principal outstanding on the Term Loan.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the six months ended June 30, 2014, we contributed $15.0 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $2.3 million under our post-retirement healthcare plans.
Legislation enacted in 2012 included a pension funding stabilization provision which changed the method for determining the discount rate used for calculating a qualified pension plan’s unfunded liability for ERISA and Code purposes. Pension plan sponsors were allowed to use higher interest rate assumptions when determining funded status and funding obligations. As a result, our near-term minimum required pension plan contributions have been lower than they would have been in the absence of this stabilization provision. On September 25, 2012, we elected to defer use of the higher segment rates under this legislation until the plan year beginning on January 1, 2013 solely for purposes of determining the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under Section 436 of the Code.
Total 2014 aggregate cash pension contributions and cash post-retirement healthcare payments are expected to be $35.0 million.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the six months ended June 30, 2014, our capital expenditures totaled $63.0 million compared to $57.3 million during the same period in 2013. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under our Revolving Facility). Total 2014 capital expenditures are expected to be $120.0 million.
Debt
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of June 30, 2014, the Company had $58.6 million, net of $16.4 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio. In the third quarter of 2013, we entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires us to pay a fixed rate of 2.665% and provides that we will receive a variable rate based on the three month LIBOR rate, subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to us will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in “Item 1. Financial Statements” included elsewhere in this Quarterly Report.
Security/Guarantors. All obligations under the Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by each of the Subsidiary Guarantors and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the

Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount of the Term Loan so prepaid if such prepayment is made on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the six months ended June 30, 2014.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that we and our subsidiaries may make in any fiscal year. We expect to be in compliance with the maintenance covenants contained in the Credit Agreement for 2014.
Events of Default. The Credit Agreement also contains customary events of default for a facility of this type.
The Notes. On the Refinancing Closing Date, we issued $300.0 million in aggregate principal amount of the Notes pursuant to the Indenture in a private offering exempt from registration under the Securities Act.
The terms of the Notes are governed by the Indenture. The Notes are senior secured obligations of FairPoint Communications and are guaranteed by the Subsidiary Guarantors. The Notes and the guarantees thereof are secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Credit Agreement. The Notes will mature on August 15, 2019 and accrue interest at a rate of 8.75% per annum, which is payable semi-annually in arrears on February 15 and August 15 of each year.
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
The Old Credit Agreement. On January 24, 2011, the Old Credit Agreement Borrowers entered into the Old Credit Agreement. The Old Credit Agreement was comprised of the Old Revolving Facility, which had a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Old Term Loan. The entire outstanding principal amount of the Old Credit Agreement Loans was due and payable five years after January 24, 2011, subject to certain conditions. On February 14, 2013, we entered into the Credit Agreement and repaid all outstanding amounts under the Old Credit Agreement, which was subsequently terminated. In addition, the following agreements relating to the Old Credit Agreement Loans were terminated on the Refinancing Closing Date: (i) the Security Agreement, dated as of January 24, 2011, among FairPoint Communications, the subsidiaries of FairPoint Communications party thereto and Bank of America, N.A., as administrative agent, (ii) the Pledge Agreement, dated as of January 24, 2011, made by FairPoint Communications and the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent, and (iii) the Continuing Guaranty, dated as of January 24, 2011, made by the subsidiaries of FairPoint Communications party thereto in favor of Bank of America, N.A., as administrative agent.

Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013 we had $16.4 million and $15.9 million, respectively, in outstanding letters of credit under the Revolving Facility and $1.7 million, for each period respectively, of surety bonds. We do not have any other off-balance sheet arrangements other than our operating lease obligations, which are not reflected on our condensed consolidated balance sheets.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the normal course of our business operations due to ongoing investing and funding activities, including those associated with the variable interest rate in our Credit Agreement and our qualified pension plan assets. Market risk refers to the potential change in fair value of a financial instrument as a result of fluctuations in interest rates, fixed income securities and equity prices. We do not hold or issue derivative instruments, derivative commodity instruments or other financial instruments for trading or speculative purposes. Our primary market risk exposures are interest rate risk and investment risk as follows:
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of June 30, 2014, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of June 30, 2014, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on June 30, 2014, the entire $632.0 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of June 30, 2014, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.3 million on an annual basis.
For further information regarding the Credit Agreement, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt," note (6) "Long-Term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.

Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liability and the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested, if applicable. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, if applicable, lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Our collective bargaining agreements allowed lump sum payments until August 2, 2014. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report. For activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

During the quarter ended June 30, 2014, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2013 Annual Report.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: August 5, 2014	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1	FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (6)
10.2	Form of Non-Incentive Stock Option Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (6)
10.3	Form of Restricted Share Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (6)
10.4	Form of Stock Option Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (6)
10.5	Form of Restricted Share Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (6)
10.6	First Amendment to July 1, 2011 Employment Agreement, effective as of July 1, 2014, by and between FairPoint Communications, Inc. and Kenneth W. Amburn. † (7)
10.7	Employment Agreement, made and entered into as of July 1, 2014, by and between FairPoint Communications, Inc. and John J. Lunny. * †
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.

(6)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 12, 2014.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on July 2, 2014.