Form 10-Q
period 2014-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2014-11-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 31, 2014, there were 26,708,989 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this quarterly report on Form 10-Q for the quarter ended September 30, 2014 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed elsewhere in this Quarterly Report, including the information herein under the heading "Item 1A. Risk Factors," in "Item 1A. Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report") and the factors set forth below:

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

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans, as appropriate;

•	the impact of lump sum payments, if applicable, under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Cash	$25,227	$42,700
Restricted cash	—	543
Accounts receivable (net of $11.2 million and $13.1 million allowance for doubtful accounts, respectively)	77,267	89,248
Prepaid expenses	24,209	26,552
Other current assets	3,524	3,876
Deferred income tax, net	12,469	18,250
Total current assets	142,696	181,169
Property, plant and equipment (net of $1,037.1 million and $886.2 million accumulated depreciation, respectively)	1,238,016	1,301,292
Intangible assets (net of $41.0 million and $32.7 million accumulated amortization, respectively)	97,629	105,886
Debt issue costs, net	6,245	7,101
Restricted cash	651	651
Other assets	3,262	3,799
Total assets	$1,488,499	$1,599,898

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	921	1,445
Accounts payable	39,627	37,876
Claims payable and estimated claims accrual	216	256
Accrued interest payable	3,416	9,977
Accrued payroll and related expenses	27,745	34,897
Other accrued liabilities	54,956	55,994
Total current liabilities	133,281	146,845
Capital lease obligations	1,038	447
Accrued pension obligations	144,306	153,534
Accrued post-retirement healthcare obligations	622,424	584,734
Deferred income taxes	53,168	85,948
Other long-term liabilities	20,971	25,864
Long-term debt, net of current portion	909,048	911,722
Total long-term liabilities	1,750,955	1,762,249
Total liabilities	1,884,236	1,909,094
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,708,989 and 26,480,837 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	267	264
Additional paid-in capital	515,341	512,008
Retained deficit	(754,384)	(661,689)
Accumulated other comprehensive loss	(156,961)	(159,779)
Total stockholders’ deficit	(395,737)	(309,196)
Total liabilities and stockholders’ deficit	$1,488,499	$1,599,898

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine months ended September 30, 2014 and 2013
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$228,120	$235,989	$684,274	$705,958
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	104,643	107,646	321,870	332,420
Selling, general and administrative expense	95,769	79,520	257,161	252,489
Depreciation and amortization	56,618	52,877	165,769	228,833
Reorganization related expense (income)	12	(229)	77	(790)
Total operating expenses	257,042	239,814	744,877	812,952
Loss from operations	(28,922)	(3,825)	(60,603)	(106,994)
Other income (expense):
Interest expense	(20,195)	(20,304)	(60,226)	(58,403)
Loss on debt refinancing	—	—	—	(6,787)
Other income	90	951	81	1,386
Total other expense	(20,105)	(19,353)	(60,145)	(63,804)
Loss before income taxes	(49,027)	(23,178)	(120,748)	(170,798)
Income tax benefit	11,249	14,218	28,053	61,201
Loss from continuing operations	(37,778)	(8,960)	(92,695)	(109,597)
Gain on sale of discontinued operations, net of taxes	—	—	—	10,044
Net loss	$(37,778)	$(8,960)	$(92,695)	$(99,553)

Weighted average shares outstanding:
Basic	26,472	26,206	26,440	26,181
Diluted	26,472	26,206	26,440	26,181

(Loss) earnings per share, basic:
Continuing operations	$(1.43)	$(0.34)	$(3.51)	$(4.18)
Discontinued operations	—	—	—	0.38
Loss per share, basic	$(1.43)	$(0.34)	$(3.51)	$(3.80)

(Loss) earnings per share, diluted:
Continuing operations	$(1.43)	$(0.34)	$(3.51)	$(4.18)
Discontinued operations	—	—	—	0.38
Loss per share, diluted	$(1.43)	$(0.34)	$(3.51)	$(3.80)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine months ended September 30, 2014 and 2013
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(37,778)	$(8,960)	$(92,695)	$(99,553)
Other comprehensive income, net of taxes:
Interest rate swaps (net of $(0.1) million, $0.4 million, $0.5 million, and $0.4 million tax (expense) benefit, respectively)	155	(542)	(682)	(542)
Qualified pension and post-retirement healthcare plans (net of $1.2 million, $0.5 million, $2.4 million and $1.4 million tax expense, respectively)	1,752	1,887	3,500	6,605
Total other comprehensive income	1,907	1,345	2,818	6,063
Comprehensive loss	$(35,871)	$(7,615)	$(89,877)	$(93,490)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended September 30, 2014
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)
Net loss	—	—	—	(92,695)	—	(92,695)
Stock-based compensation issued, net	228	3	(194)	—	—	(191)
Stock-based compensation expense	—	—	3,527	—	—	3,527
Interest rate swaps other comprehensive loss	—	—	—	—	(682)	(682)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	3,500	3,500
Balance at September 30, 2014	26,709	$267	$515,341	$(754,384)	$(156,961)	$(395,737)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(92,695)	$(99,553)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(28,907)	(62,202)
Provision for uncollectible revenue	6,840	6,665
Depreciation and amortization	165,769	228,833
Post-retirement healthcare	38,348	39,936
Qualified pension	(6,447)	7,175
Loss on abandoned projects	170	—
Stock-based compensation	3,527	4,524
Gain on sale of business, net	—	(10,044)
Loss on debt refinancing	—	6,787
Other non-cash items	921	(919)
Changes in assets and liabilities arising from operations:
Accounts receivable	5,141	(9,002)
Prepaid and other assets	2,694	(5,443)
Restricted cash	463	4,554
Accounts payable and accrued liabilities	(6,660)	(10,664)
Accrued interest payable	(6,561)	3,241
Other assets and liabilities, net	(3,607)	11,151
Reorganization adjustments:
Non-cash reorganization income	—	(980)
Claims payable and estimated claims accrual	(40)	(46)
Restricted cash - Cash Claims Reserve	80	577
Total adjustments	171,731	214,143
Net cash provided by operating activities	79,036	114,590
Cash flows from investing activities:
Net capital additions	(91,775)	(91,091)
Proceeds from sale of business	—	30,452
Distributions from investments and proceeds from the sale of property	1,101	1,296
Net cash used in investing activities	(90,674)	(59,343)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	920,590
Financing costs	—	(13,217)
Repayments of long-term debt	(4,800)	(960,200)
Proceeds from exercise of stock options	32	53
Repayment of capital lease obligations	(1,067)	(936)
Net cash used in financing activities	(5,835)	(53,710)
Net change	(17,473)	1,537
Cash, beginning of period	42,700	23,203
Cash, end of period	$25,227	$24,740
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$7,015	$12,085
Capital lease obligation	1,135	467
Reorganization costs paid	—	324

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization

FairPoint provides advanced data, voice and video technologies to single and multi-site businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers in 17 states.  Leveraging an owned, fiber-core Ethernet network, including more than 16,000 route miles of fiber in Northern New England (the "Next Generation Network"), FairPoint has the network coverage, scalable bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, voice over Internet Protocol ("IP"), data center colocation services, managed services and disaster recovery. As of September 30, 2014, the Company operated with approximately 1.2 million access line equivalents in service, including approximately 329,000 broadband subscribers.
Principles of Consolidation
The condensed consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation.
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
Within the condensed consolidated statement of cash flows for the nine months ended September 30, 2013, the Company has reclassified the deferred income tax expense associated with the gain on sale of business to a net presentation and has separately reported stock-based compensation, which had been included in other non-cash items, to be consistent with current period presentation.
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
As of September 30, 2014 and December 31, 2013, unearned revenue of $22.9 million and $18.0 million, respectively, was included in other accrued liabilities and unearned revenue of $9.6 million and $10.5 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of September 30, 2014 and December 31, 2013, customer deposits of $3.7 million and $6.8 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company was subject to retail service quality plans for a portion of 2013 in Maine and Vermont, pursuant to which service quality index ("SQI") penalties are imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments were recorded as a reduction to revenue and to other accrued liabilities on the condensed consolidated balance sheet. Under deregulation legislation in Maine ("Maine Deregulation Legislation"), the Company's maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, was $2.0 million. From August 1, 2013 until July 31, 2014 the Company was not subject to SQI penalties. On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new provider of last resort ("POLR") SQI standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. No investigation of the Company has been opened by the MPUC under the new rules. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable on the condensed consolidated balance sheets since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
Revenue is recognized net of tax collected from customers and remitted to governmental authorities.

Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to such element based on the relative estimated selling price of the separate elements. The Company has estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance becomes effective for the Company on January 1, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2017 opening retained earnings balance. The Company is evaluating the potential impact of this pronouncement.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on the Company's condensed consolidated financial statements.
(4) Dividends
The Company currently does not pay a dividend on its common stock and does not expect to pay dividends in the foreseeable future.
(5) Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three months ended September 30, 2014 and 2013 of $11.2 million and $14.2 million, respectively, which equates to an effective tax rate of 22.9% and 61.3%, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a tax benefit on the loss from continuing operations of $28.1 million and $61.2 million, respectively, which equates to an effective tax rate of 23.2% and 35.8%, respectively. For the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes. For the three months ended September 30, 2013, the effective tax rate differs from the statutory rate primarily due to a decrease in the valuation allowance plus state taxes. The decrease in the valuation allowance is primarily due to the change in the timing of book depreciation due to a depreciation life study. In addition, the Company recorded deferred income tax expense for the nine months ended September 30, 2013 of $6.7 million on the gain on sale of its Idaho-based operations on January 31, 2013, which is reported within discontinued operations in the statement of operations for the nine months ended September 30, 2013.
Deferred Income Taxes
At September 30, 2014, the Company had gross federal NOL carryforwards of $212.5 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2021 to 2034. At September 30, 2014, the Company had a net, after attribute reduction, state NOL deferred tax asset of $11.2 million. At September 30, 2014, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At September 30, 2014 and December 31, 2013, the Company established a valuation allowance against its deferred tax assets of $184.5 million and $166.8 million, respectively, which consist of a $150.5 million and $136.4 million federal allowance, respectively, and a $34.0 million and $30.4 million state allowance, respectively.
Unrecognized Tax Benefits. The Company recorded a liability for unrecognized tax benefits of $3.8 million as of September 30, 2014 and $4.9 million as of December 31, 2013. The $1.1 million reduction in unrecognized tax benefits during the nine months ended September 30, 2014 relates to a $0.5 million reduction to a state tax assessment plus a $0.6 million settlement payment. The $0.6 million settlement payment consisted of $0.5 million of state income tax and $0.1 million of interest. The $3.8 million liability as of September 30, 2014 was recorded as a reduction of the Company's federal and state NOL carryforwards. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2014 and 2013, the Company paid $0.1 million and $0.0 million, respectively, of interest and penalties. The $3.8 million unrecognized tax benefits as of September 30, 2014 are not subject to the accrual of interest and penalties as they would only serve to reduce the Company's current federal and state NOL carryforwards.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2009. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of September 30, 2014 and December 31, 2013, the Company does not have any significant jurisdictional income tax audits.

(6) Long-Term Debt
Long-term debt for the Company at September 30, 2014 and December 31, 2013 is shown below (in thousands):

	September 30, 2014	December 31, 2013
Term Loan, due 2019 (weighted average rate of 7.50%)	$630,400	$635,200
Discount on Term Loan (a)	(14,952)	$(17,078)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	915,448	918,122
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$909,048	$911,722

(a)
The $15.0 million and $17.1 million discount on the Term Loan (as defined below) as of September 30, 2014 and December 31, 2013, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of September 30, 2014, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the five years subsequent to September 30, 2014 and thereafter are as follows (in thousands):

Trailing twelve months ending September 30,	Balance Due
2015	$6,400
2016	6,400
2017	6,400
2018	6,400
2019	904,800
Total long-term debt, including current portion	$930,400
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
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement. In addition, mandatory repayments are required under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. FairPoint Communications did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the nine months ended September 30, 2014.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The minimum consolidated interest coverage ratio is 2.00 and increases to 2.25 on June 30, 2016. The maximum consolidated total leverage ratio is 5.50 and decreases by 0.25 each September beginning September 30, 2015 through 2017. The Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of September 30, 2014, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2014, FairPoint Communications was in compliance with all covenants under the Indenture.
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
In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing on December 31, 2015.
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013 is shown below (in thousands):

	As of September 30, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$2,146

	As of December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,005
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013 is shown below (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest rate swaps	$(260)	$908	$1,141	$908
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company had no triggering events in the nine months ended September 30, 2014 or 2013.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of September 30, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	As of September 30, 2014 - Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$2,146	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.
Long-term debt is not carried at fair value, but measured on a recurring basis. The estimated fair values of the Company's long-term debt as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$615,448	$638,280	$618,122	$655,844
Notes, 8.75%, due 2019	300,000	313,500	300,000	318,000
Total	$915,448	$951,780	$918,122	$973,844

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $15.0 million and $17.1 million as of September 30, 2014 and December 31, 2013, respectively.
(9) Employee Benefit Plans
The Company sponsors noncontributory qualified defined benefit pension plans ("qualified pension plans") and post-retirement healthcare benefit plans which provide certain cash payments and medical, dental and life insurance benefits to eligible retired employees and their beneficiaries and covered dependents. These plans were created as part of the acquisition of the Northern New England operations from Verizon and mirrored the prior Verizon plans. The qualified pension plan and the post-retirement healthcare plan which cover non-represented employees are frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in these plans.
The Company also maintains plans for represented employees: an active qualified pension plan (the “Pension Plan”), with approximately 2,100 active and retired participants, and a post-retirement healthcare plan (the “OPEB Plan”), covering approximately 300 union retirees (collectively, the “Associate Plans”).
As further discussed in Note 14, on August 2, 2014 the Company’s collective bargaining agreements with two of its labor unions expired. New collective bargaining agreements have not been reached. The Company has informed the unions that the parties are at impasse and on August 28, 2014 the Company implemented its final proposals including proposals that significantly change employee benefit plans. Effective August 28, 2014, pursuant to an amendment to the OPEB Plan, employees who retire on and after that date are no longer eligible to receive benefits under this plan, which impacts approximately 1,800 active employees. Approximately 300 retirees already receiving benefits under the OPEB Plan prior to this date were not impacted by this implementation. Pursuant to an amendment to the Pension Plan, effective October 14, 2014, the Pension Plan was frozen. As such, no additional benefits will be earned by the approximately 1,800 active participants and no new participants will be admitted to the Pension Plan.
As discussed in Note 14, the two unions filed unfair labor practices charges with the National Labor Relations Board (“NLRB”) contesting the Company’s implementation of its final proposals. There is no set timeline for resolving these charges and the Company cannot predict the outcome of these charges at this time. As of September 30, 2014, the Company has not recognized the impact from these amendments on the Associate Plans, due to the uncertainty regarding realization, in its financial statements.
The Company makes contributions to the qualified pension plans to meet minimum Employee Retirement Income Security Act of 1974, as amended ("ERISA"), funding requirements and has the ability to elect to make additional discretionary contributions. The post-retirement healthcare plans are unfunded and the Company funds the benefits that are paid. Annually, and as necessary, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare benefits in accordance with the Compensation-Retirement Benefits Topic of the ASC.
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the condensed consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$3,514	$6,279	$4,633	$5,874
Interest cost	3,862	7,897	3,774	5,785
Expected return on plan assets	(3,368)	—	(3,082)	—
Amortization of actuarial loss	556	1,729	1,635	1,464
Plan settlement	650	—	52	—
Net periodic benefit cost	$5,214	$15,905	$7,012	$13,123

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$11,664	18,968	$13,910	$20,838
Interest cost	11,788	22,520	11,175	18,770
Expected return on plan assets	(10,179)	—	(9,384)	—
Amortization of actuarial loss	1,634	3,576	3,981	5,934
Plan settlement	650	—	1,065	—
Net periodic benefit cost	$15,557	$45,064	$20,747	$45,542

 Contributions and Benefit Payments. The Company expects aggregate cash pension contributions and cash post-retirement healthcare payments to be approximately $35.0 million in 2014. During the nine months ended September 30, 2014, contributions of $22.5 million were made to the qualified pension plans and benefit payments on post-retirement healthcare plans were $3.8 million.
Return on Plan Assets. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, the actual return on the pension plan assets were annualized gains (losses) of approximately (6.1)%, 4.1%, 4.9% and 7.0%, respectively. Net periodic benefit cost for 2014 assumes a weighted average annualized expected return on plan assets of approximately 7.8%.
(10) Accumulated Other Comprehensive Loss
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Employee benefits:
Amortization of actuarial loss (a)	$2,285	$5,210
Plan settlement (a)	650	650
Total employee benefit amounts reclassified from accumulated other comprehensive loss	2,935	5,860
Tax expense	(1,183)	(2,360)
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$1,752	$3,500

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.
There were no amounts reclassified from accumulated other comprehensive loss related to interest rate swaps for the three and nine months ended September 30, 2014.

(11) Earnings Per Share
Earnings per share has been computed in accordance with the Earnings Per Share Topic of the ASC. Basic earnings per share of the Company is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation, calculated using the treasury stock method, includes the impact of stock units, shares of non-vested restricted stock and shares that could be issued under outstanding stock options.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares used for basic earnings per share (a)	26,472,162	26,206,371	26,439,870	26,181,382
Effect of potential dilutive shares (b)	—	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,472,162	26,206,371	26,439,870	26,181,382
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,599,908	5,300,194	5,599,908	5,300,194

(a)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 232,884 and 275,188 for the three months ended September 30, 2014 and 2013, respectively, and excludes 236,616 and 283,357 for the nine months ended September 30, 2014 and 2013, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three and nine months ended September 30, 2014 and 2013, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.

(12) Stockholders' Deficit
At September 30, 2014, 37,500,000 shares of common stock were authorized and 26,708,989 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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

The Idaho-based operations are immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the condensed consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the nine months ended September 30, 2013 are as follows (in thousands):

Nine Months Ended September 30, 2013 (a)

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
Notwithstanding the foregoing, the Company is a defendant in approximately 15 lawsuits filed by two long distance communications companies, who have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area ("IntraMTA"). At this time, an estimate of the impact, if any, cannot be made.
(c) Collective Bargaining Agreements
The Company's collective bargaining agreements with two of its labor unions in northern New England covering approximately 1,800 employees in the aggregate expired on August 2, 2014. New collective bargaining agreements have not been reached. The Company has informed the unions that the parties are at impasse and on August 28, 2014 the Company implemented its final proposals. The two unions filed unfair labor practices charges with the NLRB contesting the implementation of the final proposals. There is no set timeline for resolving these charges and the Company cannot predict the outcome of these charges at this time.
The Company is operating without contracts with these two labor unions in northern New England. On October 17, 2014 the two labor unions initiated a work stoppage. As of November 5, 2014, the work stoppage continues. The Company has executed its contingency plans and service to its customers continues.
(d) Restricted Cash
As of September 30, 2014, the Company had $0.7 million of restricted cash, which is restricted for regulatory purposes.
(e) Magnitude of Bankruptcy Claims
Claims totaling approximately $4.9 billion were filed with the Bankruptcy Court against the Company. As of October 31, 2014, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors. There is one tax claimant that still has pending claims in the amount of $0.2 million that were remanded back to the state court or have been disallowed and have been appealed by the claimant for the second time.

(15) Subsequent Events
On the Effective Date, as required by the Plan, the FairPoint Litigation Trust (the "Trust") was created and the Company transferred to the Trust the "Litigation Trust Claims", as defined in the FairPoint Litigation Trust Agreement among the Company, its subsidiaries and the trustee. The Trust thereafter settled the "Litigation Trust Claims", against Verizon Communications Inc. On October 16, 2014, from the settlement proceeds, the Trust returned to the Company the amount the Company had initially funded for the Trust, plus interest for the Trust, and also reimbursed the Company for its internal costs and time incurred. Accordingly, during the fourth quarter of 2014, the Company received a payment of $7.4 million.
The Company's collective bargaining agreements with two of its labor unions in northern New England covering approximately 1,800 employees in the aggregate expired on August 2, 2014. The Company is operating without contracts with these two labor unions in northern New England. On October 17, 2014 the two labor unions initiated a work stoppage. As of November 5, 2014, the work stoppage continues. The Company has executed its contingency plans and service to its customers continues. For further information, see note (9) "Employee Benefit Plans” and note (14) Commitments and Contingencies."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" contained elsewhere in this Quarterly Report and in the 2013 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" contained elsewhere in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in ten sections:
•Overview
•Executive Summary
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview

We provide advanced data, voice and video technologies to single and multi-site businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers in 17 states.  Leveraging an owned, fiber-core Ethernet network, including more than 16,000 route miles of fiber in northern New England, we have the network coverage, scalable bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, voice over IP, data center colocation services, managed services and disaster recovery. We operate with approximately 1.2 million access line equivalents, including approximately 329,000 broadband subscribers, in service as of September 30, 2014. As of September 30, 2014, we provide cellular transport, also known as backhaul, through over 1,600 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,100 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team is focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources strategy. Our mission is to provide reliable communications services with outstanding customer support across the 17 states we serve. During fiscal year 2013 and the nine months in 2014, we continued to make substantial progress on our 'four pillar' business strategy to continue our transformation from a traditional telephone company into a provider of advanced communications services.
Access lines have historically been an important element of our business, although they are becoming less so as demand for bandwidth, Ethernet, high capacity data transport and advanced data services increases. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and voice over IP ("VoIP"), and challenging economic conditions. Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services.
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

Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. We expect to see wireless carriers seek to manage bandwidth costs as demand increases on existing fiber-connected towers. As we are providing wireless backhaul services to these wireless carriers, we expect to be working closely with them as technologies evolve, including the use of "small cell" architecture.
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
Two of our collective bargaining agreements that cover most of our represented employees in northern New England expired on August 2, 2014. New collective bargaining agreements have not been reached. We have informed the unions that the parties are at impasse and on August 28, 2014 we implemented our final proposals. Those proposals include, among others: freezing of benefit accruals and participation under the existing defined benefit pension plan; elimination of post-retirement healthcare benefits for employees covered by the collective bargaining agreements and changes to medical benefits. Effective August 28, 2014, pursuant to an amendment to the OPEB Plan, employees who retire on and after that date are no longer eligible to receive benefits under this plan, which impacts approximately 1,800 active employees. Approximately 300 retirees already receiving benefits under the OPEB Plan prior to this date were not impacted by this implementation. Pursuant to an amendment to the Pension Plan, effective October 14, 2014, the Pension Plan was frozen. As such, no additional benefits will be earned by the approximately 1,800 active participants and no new participants will be admitted to the Pension Plan.
The two unions filed unfair labor practices charges with the NLRB contesting the implementation of our final proposals. There is no set timeline for resolving these charges and we cannot predict the outcome of these charges at this time. As of September 30, 2014, we have not recognized the impact from this implementation on the Associate Plans, due to the uncertainty regarding realization, in our financial statements.
The amendments to the Associate Plans are expected to result in a reduction of the accrued pension obligations liability and the accrued post-retirement healthcare obligations liability. In addition, the net periodic benefit costs are expected to decline. We expect a decrease in the deferred income tax asset associated with the qualified pension and post-retirement healthcare obligations partially offset by a decrease in the valuation allowance.
Changes to medical benefits for participants covered under those collective bargaining agreements are expected to result in lower employee expenses recognized in costs of services and sales and selling, general and administrative expenses beginning in January 2015.
We are operating without contracts with these two labor unions in northern New England. On October 17, 2014 the two labor unions initiated a work stoppage. As of November 5, 2014, the work stoppage continues. The Company has executed its contingency plans and service to its customers continues. However, there is no assurance that we will operate at the same level of service under our contingency plans. This work stoppage and other concerted activities related thereto could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
For the nine months ended September 30, 2014, we recognized $22.3 million of labor negotiation related expense primarily for contingent workforce (including training) expenses, legal, communications and public relations expenses. We expect additional labor negotiation related expenses in the fourth quarter of 2014, which are expected to be offset by lower employee expenses.
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
The FCC's CAF/ICC Order (as defined herein and sometimes referred to in the industry as the "Transformation Order") modified regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC eliminated the rural/non-rural distinction among incumbent local exchange carriers ("ILECs") and treats ILECs as either price cap or rate-of-return. Under the rules, effective

January 1, 2012, all of our ILECs are treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. However, the Telecom Group rate-of-return companies continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs, including capping all state originating and terminating switched access charges and reducing terminating state switched access charges beginning July 1, 2012, in a two-year transition to make state switched access charges equal to interstate switched access charges. Starting July 1, 2014, all terminating usage rates have begun to transition to zero over the following four to seven years. As usage rates decrease under the FCC transition rules, resulting in decreased intercarrier compensation, carriers are allowed to increase end user access recovery charges to offset a substantial portion of the revenue losses, as described more fully below.
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
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules impose specific broadband spending obligations on CAF Phase I frozen support that we receive. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We have continued receiving CAF Phase I frozen support in 2014 and our spending obligation has increased to two-thirds. Should we continue to receive CAF Phase I frozen support in 2015 as well, this spending obligation will increase to 100%. In February of 2013, we filed a petition with the FCC for a partial waiver of the spending obligations. On October 30, 2013, the FCC issued an order denying FairPoint's petition, but clarifying the spending rules in a manner that effectively provided the relief we requested by allowing us to certify to the spending obligation at the holding company level. This relief continued into 2014 and is expected to continue in future years. Pursuant to a Further Notice of Proposed Rulemaking released on June 10, 2014, the FCC has requested comment on how frozen support will be handled in states where the price cap carrier does not exercise its right of first refusal on CAF Phase II support. We do not yet know whether FairPoint will exercise its right of first refusal for CAF Phase II support or how frozen support will be impacted if FairPoint does not accept CAF Phase II support in one or more states. Whether the change from CAF frozen support to CAF Phase II support occurs during 2015, or to what extent it occurs during 2015, is uncertain.  We currently expect the impact of funding associated with the transition from CAF Phase I frozen support to CAF Phase II funding to be minimal in 2015.
FCC Rules for ICC Process. The CAF/ICC Order reformed rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The revised rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC established a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC required carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which was the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue was used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and no more than $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and no more than $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year; provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. We began billing the ARC charges for our price cap and rate of return companies in July 2012 as outlined by the rules above. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") for our northern New England Vermont service territory. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate. The IRP expires on December 31, 2014 and, on August 4, 2014, we filed a petition for a successor plan with the Vermont Public Service Board ("VPSB") in order to maintain favorable regulatory treatment in Vermont, which includes pricing flexibility, reduced regulatory oversight and more flexible rate filing options. A technical hearing related to the petition for the successor plan is scheduled for November 10, 2014, and the docket schedule has a target date for a Public Service Board Order of December 31, 2014. If our petition for approval of a successor plan is delayed, we will seek an extension of the existing plan.  Further, if no approval is then forthcoming, we would revert to more active regulation by the VPSB, including regulatory approval for any retail pricing changes or exceptions.
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
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, decreased from $12.5 million to $2.0 million. From August 1, 2013 until July 31, 2014, we were not subject to SQI penalties. On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new POLR SQI standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. To our knowledge, no investigation of the Company has been opened by the MPUC under the new rules.
We estimate that these significant changes in both federal and state regulation did not have a material impact through September 30, 2014 and will not have a material impact in the remainder of 2014. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
The MPUC issued a show cause order on March 19, 2013 (the "Show Cause Order"), which required us to show cause by written comments filed by April 5, 2013, stating: (1) why the MPUC should not establish August 14, 2013 and April 14, 2014 as the deadlines for the remainder of our broadband build-out obligations which the Show Cause Order described as 85% and 87%, respectively, in Maine; and (2) why the MPUC should not require us to prepare and file, by April 30, 2013, a detailed engineering plan for the remaining portions of our build-out project. The Show Cause Order also required us to file, by April 5, 2013, a detailed report cataloging the number and percentage of addressable lines as of February 28, 2013. On August 14, 2013, the MPUC issued an Order Approving a Stipulation between Northern New England Telephone Operations LLC and the Office of the Maine Public Advocate (the "stipulation order"). In exchange for the termination of the show cause proceeding, the stipulation order required us to achieve, in Maine, 85% broadband addressability by August 14, 2013 and 87% by April 14, 2014. In calculating these percentages, there was no speed requirement for lines served by the legacy Asynchronous Transfer Mode ("ATM") network. Additionally, we are required to (1) contribute $100,000 to ConnectME upon completion of the broadband commitment (which contribution was made on April 14, 2014); and (2) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. Additionally, we made a good faith effort to obtain CAF Phase I incremental funding for Maine in the amount corresponding to a broadband expenditure by us of $2.8 million, which was expected to result in CAF funding of approximately $1.0 million, but for which we actually received $0.9 million. Northern New England Telephone Operations LLC advised the MPUC on August 14, 2013 of the achievement of 85% broadband addressability by August 14, 2013 and advised the MPUC on April 11, 2014 of the achievement of 87% broadband addressability by April 14, 2014.
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

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Voice services	$94,799	$101,272	$285,132	$306,649
Access	77,112	80,182	229,175	241,049
Data and Internet services	44,851	41,550	131,283	119,778
Other	11,358	12,985	38,684	38,482
Total revenues	228,120	235,989	684,274	705,958
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	104,643	107,646	321,870	332,420
Selling, general and administrative expense	95,769	79,520	257,161	252,489
Depreciation and amortization	56,618	52,877	165,769	228,833
Reorganization related expense (income)	12	(229)	77	(790)
Total operating expenses	257,042	239,814	744,877	812,952
Loss from operations	(28,922)	(3,825)	(60,603)	(106,994)
Other income (expense):
Interest expense	(20,195)	(20,304)	(60,226)	(58,403)
Loss on debt refinancing	—	—	—	(6,787)
Other income	90	951	81	1,386
Total other expense	(20,105)	(19,353)	(60,145)	(63,804)
Loss before income taxes	(49,027)	(23,178)	(120,748)	(170,798)
Income tax benefit	11,249	14,218	28,053	61,201
Loss from continuing operations	(37,778)	(8,960)	(92,695)	(109,597)
Gain on sale of discontinued operations, net of taxes	—	—	—	10,044
Net loss	$(37,778)	$(8,960)	$(92,695)	$(99,553)

			As of September 30,
Access line equivalents:			2014	2013
Residential			484,346	542,238
Business			287,206	293,899
Wholesale			54,386	60,315
Total voice access lines			825,938	896,452
Broadband subscribers			329,494	330,698
Total access line equivalents (1)			1,155,432	1,227,150
(1) In August 2012, we divested our pay phone operations in our northern New England footprint and completed the process of transitioning these pay phone stations to the buyer in 2013. We currently retain access lines for any pay phone stations the buyer continues to operate, which accounted for 668 and 962 access line equivalents as of September 30, 2014 and 2013, respectively.
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communication providers that are not affiliated with us. For the periods ended September 30, 2014 and 2013, voice access lines in service decreased 7.9% and 8.0% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease in minutes of use. Excluding divestitures of the pay phone operations and the Idaho-based operations, on a pro forma basis, voice access lines in service for the period ended September 30, 2013 would have declined 7.3% year-over-year. The impact to voice access lines in service for the period ended September 30, 2014 would have been negligible on a pro forma basis due to the divestiture of the pay phone operations. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenues, to continue as customers are turning to the use of alternative communications services as a result of our ever-increasing competition.
We were subject to the retail service quality plan in Vermont during the three months ended March 31, 2013; however, effective March 31, 2013, we are no longer subject to the retail service quality plan based on our achievement of certain retail service quality metrics. We were subject to the retail service quality plan in Maine through July 31, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, SQI penalties were eliminated starting in August 2013. In June 2014, Maine established a new POLR SQI standard. See "Legislation for Maine and New Hampshire" herein.
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
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2014 as we did in 2013, plus or minus small adjustments recorded during the respective quarters and adjusted for the divestiture of the Idaho operations. The FCC has announced its expectation to complete its CAF Phase II model development, establish all obligations associated with the CAF Phase II program and offer support to price cap carriers by the end of 2014. If so, CAF Phase II funding could be implemented during 2015. We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined. For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $3.4 million, $3.2 million, $9.8 million and $9.7 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program as local voice services revenue.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three months ended September 30, 2014 vs. September 30, 2013		Nine months ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(5.5)		$(18.1)
Decrease in accrual of SQI penalties (1)	0.3		0.3
Decrease in accrual of PAP penalties (2)	—		0.5
Divestiture of Idaho-based operations	—		(0.2)
Long distance services revenues	(1.3)		(4.0)
Total change in voice services revenues	$(6.5)	(6)%	$(21.5)	(7)%

(1)
During both the three and nine months ended September 30, 2013, SQI penalties resulted in a decrease of $0.3 million to local voice services revenues. There were no SQI penalties in the first nine months of 2014.

(2)
During the nine months ended September 30, 2013, PAP penalties resulted in a decrease of $0.5 million to local voice services revenues. PAP penalties were negligible during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014.

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
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three months ended September 30, 2014 vs. September 30, 2013		Nine months ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$3.0		$9.2
Decrease in revenues from special access pool (2)	—		(3.5)
Decrease in accrual of PAP penalties (3)	—		2.7
Divestiture of Idaho-based operations	—		(0.4)
Legacy access services (4)	(6.1)		(19.9)
Total change in access revenues	$(3.1)	(4)%	$(11.9)	(5)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of September 30, 2014, we provide cellular transport on our Next Generation Network through over 1,600 mobile Ethernet backhaul connections compared to over 1,200 as of September 30, 2013.

(2)
In July 2013, we discontinued participation for wholesale DSL services within the National Exchange Carrier Association ("NECA") special access rate of return pool for our remaining rural operating companies.

(3)
During the nine months ended September 30, 2014 and 2013, PAP penalties resulted in an increase of $0.1 million and a decrease of $2.6 million to access services revenues, respectively. PAP penalties were negligible during the three months ended September 30, 2014 and 2013.

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
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. Our broadband subscribers penetration reached 39.9% of voice access lines at September 30, 2014 from 36.9% at September 30, 2013. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.

The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three months ended September 30, 2014 vs. September 30, 2013		Nine months ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$1.9		$6.5
Other data and Internet technology based services (2)	1.4		5.0
Total change in data and Internet services revenues	$3.3	8%	$11.5	10%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $9.1 million, $7.2 million, $26.4 million and $19.9 million, respectively, of retail Ethernet revenues from our Next Generation Network.

(2)	Includes all other services such as DSL, T-1, dial-up, high-speed cable modem and wireless broadband.
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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three months ended September 30, 2014 vs. September 30, 2013		Nine months ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$(0.8)		$2.3
Late payment fees (2)	(0.7)		(1.3)
Other (3)	(0.1)		(0.8)
Total change in other services revenues	$(1.6)	(13)%	$0.2	1%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
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

The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three months ended September 30, 2014 vs. September 30, 2013		Nine months ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$0.9		$(3.8)
Severance expense (2)	(2.7)		(5.8)
Other	(1.2)		(1.0)
Total change in cost of services and sales	$(3.0)	(3)%	$(10.6)	(3)%

(1)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $45.1 million, $44.2 million, $139.4 million and $143.2 million, respectively, of employee expense as cost of services and sales. The increase in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily due to increased overtime in the third quarter of 2014 compared to the third quarter of 2013. The decrease in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due to a reduction in headcount, partially offset by a decrease in capitalized labor due to fewer labor intensive capital projects in 2014 compared to 2013.

(2)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $0.0 million, $2.7 million, $0.1 million and $5.9 million of severance expense, respectively.

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
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three months ended September 30, 2014 vs. September 30, 2013		Nine months ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease)%		Increase (Decrease)%
Post-retirement healthcare expense (1)	$2.9		$(0.4)
Pension expense (2)	(1.5)		(4.8)
Operating taxes	(0.1)		(2.9)
Employee expense (3)	0.1		(2.7)
Severance expense (4)	(0.5)		(1.1)
Bad debt expense (5)	0.3		0.1
Labor negotiation related expense (6)	17.7		22.0
Other	(2.7)		(5.5)
Total change in SG&A expense	$16.2	20%	$4.7	2%

(1)
The increase in the net periodic benefit cost for our post-retirement healthcare plans in the third quarter of 2014 compared to the third quarter of 2013 is primarily due to an increase of $2.1 million in interest cost as the result of an increase of approximately 78 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2013 compared to December 31, 2012. The net periodic benefit cost for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was relatively unchanged due to the offsetting impact of higher interest cost from an increase of approximately 78 basis points in the weighted average discount rate and lower service cost and lower amortization of actuarial losses.

(2)
Decrease in 2014 net periodic benefit cost for our qualified pension plans is primarily attributable to a decrease in the projected benefit obligation from an increase of approximately 84 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2013 compared to December 31, 2012. The lower projected benefit obligation served to decrease service cost and interest cost recognized in the third quarter of 2014 compared to the third quarter of 2013 as well as in the first nine months of 2014 compared to the first nine months of 2013.

(3)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $30.5 million, $30.4 million, $91.3 million and $94.0 million, respectively, of employee expense in SG&A expense. The decrease for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to a reduction in the accrual of our annual performance bonus amounts.

(4)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $0.3 million, $0.8 million, $0.7 million and $1.8 million of severance expense, respectively.

(5)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $2.8 million, $2.5 million, $6.8 million and $6.7 million of bad debt expense, respectively.

(6)	Labor negotiation related expense is primarily related to communications and public relations, legal and training expenses as well as contingent workforce expenses.
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
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, we recognized $53.8 million, $50.1 million, $157.4 million and $220.4 million of depreciation expense, respectively. The increase for the third quarter of 2014 compared to the third quarter of 2013 is due to net additions in 2014. The decrease in depreciation expense for the nine months ended 2014 compared to the comparable period in 2013 was primarily related to certain asset classes becoming fully depreciated during 2013 and the impact of the life study in 2013. We recognized $2.8 million of amortization expense in each of the three month periods ended September 30, 2014 and 2013 and $8.4 million in each of the nine month periods ended September 30, 2014 and 2013.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all such cases have been closed with the Bankruptcy Court. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of September 30, 2014, the Claims Reserve has a balance of $0.2 million.
Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Credit Agreement Loans	$12.5	$12.6	$37.1	$31.6
Notes	6.6	6.6	19.7	16.5
Old Credit Agreement Loans	—	—	—	7.7
Amortization of debt issue costs	0.3	0.3	0.8	0.6
Amortization of debt discount	0.7	0.7	2.1	1.6
Other interest expense	0.1	0.1	0.5	0.4
Total interest expense	$20.2	$20.3	$60.2	$58.4
Interest expense increased $1.8 million (3.1%) in the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount and debt issuance fees related to the Credit Agreement Loans as a result of the Refinancing, partially offset by lower weighted average long-term debt outstanding during the nine months ended September 30, 2014 as compared to the same period in 2013.

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
On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Term Loan accrued interest at 7.50% during the first three quarters of 2014 and for the time period in 2013 after issuance. Regularly scheduled amortization payments of $1.6 million were made on the Term Loan in the first three quarters of 2014. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of September 30, 2014, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they will have no impact on interest expense in 2014.
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
Other Income
Other income generally includes non-operating gains and losses such as those incurred on the sale or disposal of assets. Net other income was $0.1 million, $1.0 million, negligible and $1.4 million for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively.
Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the three months ended September 30, 2014 and 2013 of $11.2 million and $14.2 million, respectively, which equates to an effective tax rate of 22.9% and 61.3%, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a tax benefit on the loss from continuing operations of $28.1 million and $61.2 million, respectively, which equates to an effective tax rate of 23.2% and 35.8%, respectively. For the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes. For the three months ended September 30, 2013, the effective tax rate differs from the statutory rate primarily due to a decrease in the valuation allowance plus state taxes. The decrease in the valuation allowance is primarily due to the change in the timing of book depreciation due to a depreciation life study.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot for $30.5 million in gross cash proceeds. The operating results of these Idaho-based operations were immaterial and, accordingly, were not segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of income taxes, of $16.7 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the condensed consolidated statement of operations for the nine months ended September 30, 2013.
For details of our Idaho-based operations' operating results, see note (13) "Discontinued Operations" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States ("U.S. GAAP" or "GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable U.S. GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures, which also exclude the effect of special items, may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") also removes variability related to pension and post-retirement healthcare expenses. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
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
A reconciliation of Adjusted EBITDA to net loss is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(37,778)	$(8,960)	$(92,695)	$(99,553)
Income tax benefit	(11,249)	(14,218)	(28,053)	(61,201)
Interest expense	20,195	20,304	60,226	58,403
Depreciation and amortization	56,618	52,877	165,769	228,833
Pension expense (1a)	4,892	6,357	14,445	19,221
Post-retirement healthcare expense (1a)	14,941	11,973	41,874	42,296
Compensated absences (1b)	(3,829)	(4,367)	4,471	3,707
Severance	264	3,537	777	7,665
Reorganization costs (1c)	12	70	77	188
Storm expenses (1d)	—	—	(600)	—
Other non-cash items (1e)	331	426	1,353	1,603
Gain (Loss) on sale of assets and discontinued operations	170	(956)	423	(10,793)
Loss on debt refinancing	—	—	—	6,787
Labor negotiation related expense (1f)	17,142	175	22,255	292
All other allowed adjustments, net (1f)	(14)	291	(218)	367
Adjusted EBITDA	$61,695	$67,509	$190,104	$197,815

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net loss for interest, income taxes, depreciation and amortization, in addition to:
a) the add-back of aggregate pension and post-retirement healthcare expense,
b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
c) the add-back of costs related to the Chapter 11 reorganization, including professional fees for advisors and consultants,
d) the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
e) the add-back of other non-cash items, except to the extent they will require a cash payment in a future period, including impairment charges, and
f) the add-back (or subtraction) of other items, including facility and office closures, labor negotiation expenses, non-cash gains/losses and non-operating dividend and interest income.

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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement through September 30, 2014 and we expect to be in compliance with such maintenance covenants for the remainder of 2014.
Cash Flows
Cash at September 30, 2014 totaled $25.2 million compared to $42.7 million at December 31, 2013, excluding restricted cash of $0.7 million and $1.2 million, respectively. During the nine months ended September 30, 2014, cash outflows were largely associated with $91.8 million of capital expenditures partially offset by cash flows from operations of $79.0 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses. During the nine months ended September 30, 2013, cash outflows were primarily associated with the Refinancing and $91.1 million of capital expenditures offset by cash flows from operations of $114.6 million. Additionally, during the nine months ended September 30, 2013, the Company received $30.5 million of proceeds from the sale of our Idaho-based operations.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Nine Months Ended September 30,
Net cash flows provided by (used in):	2014	2013
Operating activities	$79.0	$114.6
Investing activities	(90.7)	(59.3)
Financing activities	(5.8)	(53.7)
Net (decrease) increase in cash	$(17.5)	$1.6
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the nine months ended September 30, 2014 decreased $35.6 million as compared to the same period in 2013. During the nine months ended September 30, 2014, the Company made $22.5 million in pension contributions as compared to $13.2 million for the same period in 2013. Labor negotiation related expenses increased $22.0 million, of which $11.9 million were paid, during the nine months ended September 30, 2014 compared to the comparable period in 2013. Furthermore, accrued interest decreased $9.8 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the timing of interest payments. Such outflows and a reduction in other assets and liabilities and restricted cash were partially offset by a reduction in outstanding receivables, prepaid and other assets and accounts payable and accrued liabilities during the nine months ended September 30, 2014.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2014 increased $31.4 million as compared to the same period in 2013. In the first nine months of 2013, cash outflows of $91.1 million in capital expenditures were partially offset by the sale of our Idaho-based operations for $30.5 million in cash proceeds. Capital expenditures were $91.8 million for the nine months ended September 30, 2014.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2014 decreased $47.9 million as compared to the same period in 2013. This decrease is largely attributable to the Refinancing during the nine months ended September 30, 2013, whereby we issued $300.0 million aggregate principal amount of the Notes, entered into the Credit Agreement including the $640.0 million Term Loan and used the proceeds, along with cash on hand, to repay principal of $946.5 million outstanding on the Old Term Loan, and approximately $32.6 million of fees, expenses and other costs relating to the Refinancing. For further information regarding the Credit Agreement, the Notes and our repayment of the Old Credit Agreement Loans, see "Debt" herein and note (6) "Long-Term Debt" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. During the nine months ended September 30, 2014, we paid $4.8 million of principal outstanding on the Term Loan.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the nine months ended September 30, 2014, we contributed $22.5 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $3.8 million under our post-retirement healthcare plans.
On August 8, 2014, the Highway and Transportation Funding Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher discount rate assumptions when determining the funded status and funding obligations for its pension plans. The Act included an option to retroactively apply the higher discount rate assumptions to recalculate our 2013 funded status but we elected to not change the original results.
The provisions of the Act will result in our 2015 minimum required pension plan contribution being lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term minimum required contributions will be less than they otherwise would have been without the passage of this Act and will increase in the medium to long-term.
Total 2014 aggregate cash pension contributions and cash post-retirement healthcare payments are expected to be $35.0 million. In 2015, we expect our aggregate cash pension contributions and cash post-retirement healthcare payments to be approximately $21 million to $25 million.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the nine months ended September 30, 2014, our capital expenditures totaled $91.8 million compared to $91.1 million during the same period in 2013. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under our Revolving Facility). Total 2014 capital expenditures are expected to be $120.0 million.
Debt
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The Credit Agreement Loans replace the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of September 30, 2014, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount of the Term Loan so prepaid if such prepayment is made on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made after February 14, 2015 and on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the nine months ended September 30, 2014.
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
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013 we had $16.2 million and $15.9 million, respectively, in outstanding letters of credit under the Revolving Facility and $1.8 million, for each period, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our condensed consolidated balance sheets.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of September 30, 2014, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of September 30, 2014, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on September 30, 2014, the entire $630.4 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of September 30, 2014, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.3 million on an annual basis.
For further information regarding the Credit Agreement, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt," note (6) "Long-Term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liability and the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested, if applicable. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, if applicable, lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plans than currently anticipated. Our collective bargaining agreements allowed lump sum payments until August 2, 2014. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report. For activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. For details of legal proceedings, see note (14) "Commitments and Contingencies" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors.
The risk factors previously disclosed in "Item 1A. Risk Factors" of the 2013 Annual Report under the heading "Risks Related to Our Business" are updated by amending the risk factor below.
A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements, two of which, covering approximately 1,800 employees, expired on August 2, 2014. New collective bargaining agreements have not been reached. We have informed the unions that the parties are at impasse and on August 28, 2014 we implemented our final proposals. On October 17, 2014 the two labor unions in northern New England initiated a work stoppage and, as of November 5, 2014, this work stoppage continues. While service to our customers continues, this work stoppage and any concerted activities related thereto could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
As of December 31, 2013, 2,017 of our 3,171 employees were covered by 14 collective bargaining agreements. Our agreements with the IBEW and the CWA in northern New England, which included no strike provisions, covered approximately 1,800 employees in the aggregate and expired on August 2, 2014. On August 28, 2014, we implemented our final proposals. The two labor unions filed unfair labor practices charges with the NLRB contesting the implementation of our final proposals. There is no set timeline for resolving these charges and we cannot predict the outcome of these charges at this time. We are operating without contracts with these two labor unions in northern New England. On October 17, 2014 the two labor unions initiated a work stoppage and, as of November 5, 2014, the work stoppage continues. We have executed our contingency plans and service to our customers continues. During the work stoppage, we are utilizing a contingent workforce and modified procedures and controls to adapt to that workforce. We have performed contingency planning, which includes supplementing management employees with a contingent workforce of contractors. Notwithstanding the training of the contingent workforce, appropriately established procedural and control modifications may not function as intended and the trained workforce may not be adequate in number or quality for conditions throughout the time of the work stoppage. As a result, there is no assurance that we will operate at the same level of service under our contingency plans and we may experience network disruptions, IT failures, service backlog, internal control failures and/or regulatory compliance issues. This work stoppage and other concerted activities related thereto could cause a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Any changes to our implemented proposals could significantly increase our costs for healthcare, pension plans, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: November 5, 2014	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1	First Amendment to July 1, 2011 Employment Agreement, effective as of July 1, 2014, by and between FairPoint Communications, Inc. and Kenneth W. Amburn. † (6)
10.2	Employment Agreement, made and entered into as of July 1, 2014, by and between FairPoint Communications, Inc. and John J. Lunny. † (7)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.

(6)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on July 2, 2014.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2014.