Form 10-K
period 2014-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2015-03-04
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
 ______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2014 (based on the closing price of $13.97 per share) was $362,046,436.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of February 27, 2015, there were 26,864,658 shares of the registrant's common stock, par value $0.01 per share, outstanding.
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

FAIRPOINT COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this "Annual Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "should", "could", "may" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report and the factors set forth below:

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

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments related to accrued vested benefits under our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, storms, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the "SEC"), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

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
Our Business
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network (as defined herein), in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our local exchange carriers ("LECs") have served their respective communities for more than 80 years. We operate with approximately 1.1 million access line equivalents, including approximately 322,000 broadband subscribers, in service as of December 31, 2014.
We own and operate an extensive next-generation fiber network with more than 16,000 miles of fiber optic cable (the "Next Generation Network") in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2014, we provide cellular transport, also known as backhaul, through over 1,700 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,200 cellular telecommunications towers in our service footprint.
We were incorporated in Delaware in 1991 and grew through acquisitions. In March 2008, we completed the acquisition of the Northern New England operations from Verizon through the Merger. This acquisition significantly expanded our geographic platform in Maine, New Hampshire and Vermont increasing our access line density.
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

We have been successful in meeting the needs of our wireless carrier customers through our Fiber to the Tower ("FTTT") initiative. We have seen an increase in fiber backhaul from wireless carriers since late 2010 and now have over 1,200 cell towers served with fiber. Our extensive fiber network of more than 16,000 miles of fiber optic cable in Maine, New Hampshire and Vermont is a competitive advantage in delivering FTTT services.
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
We offer internet access to both consumer and business customers through a variety of technologies leveraging both copper and fiber infrastructure, including digital subscriber line ("DSL"), dedicated fiber and lit buildings throughout our footprint. Certain of these services provide speeds up to 1 gigabit per second.  In select markets, we also offer cable modem internet service, "Fiber to the Home" and wireless internet access.
Our data center rack space services offer businesses and public entities a physically secure, reliable location equipped with network connections to manage off-site disaster recovery, computing, storage and other IT equipment.  FairPoint customer data centers are strictly controlled, secured environments with the necessary power, cooling and connectivity resiliency to provide customer business continuity. These data centers enable organizations to quickly and cost-effectively scale and consolidate their IT systems to meet demand without incurring construction or excess staffing costs while maintaining control over management of both equipment and data.
Voice Services
Local Calling Services. Local calling services enable the local customer to originate and receive an unlimited number of calls within a defined "exchange" area. Local calling services include basic local lines and local private lines. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a LEC's territory, the amount that we can charge a customer for local service is generally determined by proceedings involving the appropriate state regulatory authorities.
Long Distance Services. We offer dedicated long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we offer wholesale long distance services to communications providers that are not affiliated with us.
High-Cost Loop Funding. We receive Connect America Fund ("CAF") Phase I frozen support (formerly Universal Service Fund ("USF") high-cost support) subsidies to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas, as described below in "Regulatory and Legislative Environment".

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
Network Switched Access Service. Network switched access service enables long distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network switched access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service, as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. Network switched access compensation is subject to the Federal Communications Commission ("FCC") CAF/intercarrier compensation ("ICC") Order (referred to hereafter as the "CAF/ICC Order"), as described in "Regulatory and Legislative Environment." Under the new rules, network switched access revenues are expected to continue to decline, but on a more predictable basis with fewer disputes.
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
Value Added Services. In targeted markets, we offer additional value added and convenience-based services for our customers, including power utility offerings through a marketing arrangement and conference calling services for business and residential customers, among others. We are continually working to build stronger relationships with our customers as their needs evolve.
Special Purpose Projects. Upon request from customers, we provide project-based implementation support services. These services are provided on a time and materials basis at the customer location as part of a larger FairPoint solution. This capability allows us to better serve our customers and assist in filling resource gaps they may encounter when implementing new communications plans.

Our Markets
Most of our 32 LECs operate as the incumbent local exchange carrier ("ILEC") in each of their respective markets with business, wholesale and residential customers in addition to broadband subscribers. The following chart identifies the number of access line equivalents and percentage thereof by customer type as of December 31, 2014 and 2013:

Access Line Equivalents by Type	December 31, 2014		December 31, 2013
Residential	467,561	41.5%	527,890	43.7%
Business	283,490	25.2%	291,836	24.2%
Wholesale	54,195	4.8%	59,859	4.9%
Total voice access lines	805,246	71.5%	879,585	72.8%
Broadband subscribers	321,624	28.5%	329,766	27.2%
Total access line equivalents (1)	1,126,870	100.0%	1,209,351	100.0%
Our operations are primarily focused in rural and small urban markets and are geographically concentrated in the northeastern United States. The following chart identifies the number of access line equivalents and percentage thereof by state as of December 31, 2014 and 2013:

Access Line Equivalents by State	December 31, 2014		December 31, 2013
Maine	386,351	34.3%	424,345	35.1%
New Hampshire	323,859	28.7%	347,900	28.8%
Vermont	242,414	21.5%	254,931	21.1%
Florida	42,341	3.8%	44,155	3.7%
New York	40,510	3.6%	42,162	3.5%
Washington	35,432	3.1%	37,552	3.1%
Missouri	11,882	1.1%	12,650	1.0%
Ohio	11,263	1.0%	11,634	1.1%
Virginia	7,881	0.7%	8,049	0.7%
Kansas	5,769	0.5%	5,994	0.5%
Pennsylvania	5,177	0.5%	5,322	0.4%
Illinois	4,675	0.4%	4,971	0.4%
Oklahoma	3,720	0.3%	3,837	0.3%
Colorado	2,753	0.2%	2,914	0.3%
Other states (1)	2,843	0.3%	2,935	0.3%
Total access line equivalents	1,126,870	100.0%	1,209,351	100.0%

(1)	Includes Massachusetts, Georgia and Alabama.
Sales and Marketing
FairPoint Communications owns and operates a fiber-core Ethernet network for delivery of advanced data, voice and video technologies to businesses, public and private institutions, consumers, wireless companies and wholesale re-sellers. With more than 16,000 miles of fiber optic cable and 84% of our central offices enabled for Ethernet services, FairPoint offers the largest such network in northern New England. Combined with our copper network, our infrastructure reaches more than 95% of businesses in Maine, New Hampshire and Vermont. By investing in a dense, high-performing, scalable network, FairPoint has bandwidth and transport capacity to support enhanced applications, including the next generation of mobile and cloud-based communications, such as small cell wireless backhaul technology, VoIP, data storage, managed services and disaster recovery. Our marketing approach emphasizes the benefits of our advanced network while utilizing customer-oriented, locally-focused messages that resonate by community and by customer segment.
Our focus on individual communities stems from the expertise of more than 3,000 employees who work and live in the markets where we provide service, as well as our belief that many customers in our territory prefer to do business locally. We view our visible local presence as a competitive differentiator because it enables a prompt and locally relevant approach to opportunities and challenges in sales and service, operations, and marketing. As a result, we often leverage the heritage of the LECs in our service areas and the brand recognition our long history of service provides.

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
Our back-office and operations support systems are a combination of integrated off-the-shelf packages that have been customized to support our operations. Our Northern New England operations carrier access billing and our Telecom Group billing operations are supported by outsourced third-party platforms.
Our systems are supported by a combination of employees and contractors. Our internal IT group supports data center operations, data network operations, internal help desk, desktop support and phases of the systems development life cycle. We use professional services firms for the majority of software development and maintenance.
Network Architecture and Technology
Rapid and significant changes in technology continue in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we continue to evolve and expand our advanced Next Generation Network in our Northern New England operations. The Next Generation Network is an IP/MPLS network operating on a fiber transport infrastructure that has more than 16,000 miles of fiber optic cable. This network is the largest IP/MPLS based network in northern New England. We have made significant investments in our fiber optic network to expand our business service offerings to meet the growing needs of our customers and to increase broadband speeds and capacity in our consumer markets. We expect to continue to invest in expanding the reach of our fiber network to connect directly to customers' premises, cellular towers and data centers. We monitor the Next Generation Network utilization and augment capacity as needed to avoid network problems. We believe this network architecture will enable us to efficiently respond to these technological changes.
Next Generation Network transport systems in our Northern New England operations and our Telecom Group are a combination of Synchronous Optical Network, Dense Wave Division Multiplexing and Ethernet transport capable of satisfying customer demand for high speed bandwidth transport services. This system supports advanced services, including carrier Ethernet services and legacy data products, such as Frame Relay and ATM, facilitating delivery of advanced services as demand warrants.
In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2014, all of our central offices are capable of providing broadband services through DSL technology, cable modem and/or wireless broadband.
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
Overall, we face intense competition from a variety of sources for our voice and data services in most of the areas we now serve, many of whom have greater resources and access to capital, and we expect that such competition will continue to intensify in the future. This competition has had an adverse impact on our access lines, broadband subscribers and revenues.
Regulations and technology change quickly in the communications industry, and these changes have historically had, and are expected to continue in the future to have, a significant impact on competitive dynamics. For instance, the ubiquity of wireless networks, coupled with technology changes, such as VoIP and data-driven devices (e.g., smartphones and computer tablets), is creating increased competition and technology substitution, a trend we expect will continue for the foreseeable future. Public monies in the form of stimulus funds to build broadband networks are also providing a new source of competition for us. In addition, many of our competitors have access to larger workforces or have substantially greater name-brand recognition and financial, technological and other resources than we do. Moreover, some of our competitors, including wireline, wireless and cable, have formed and may continue to form strategic alliances to offer bundled services in our service areas.
We estimate that, as of December 31, 2014, most of the customers that we serve have access to voice, network transport, video services and Internet services through a cable company. In addition, increasingly, both CLECs and cable companies have begun to penetrate the market for high capacity circuits for large businesses and carriers, including interexchange and wireless providers.
In addition, in most of our service areas, we face competition from wireless carriers for voice and mobile data services. A large portion of households in the United States have moved to a wireless only model. Wireless carriers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for our access lines and are becoming an increasing threat to our local voice line business. In addition, wireless companies continue to expand their high-speed Internet offerings, which has resulted in more intense competition for our high-speed Internet customers. Additionally, traditional wireline applications, such as home security systems, are now moving to IP-based models, leveraging an Internet connection in place of a traditional phone line. Although there are unique benefits of our wireline phone service, such as land lines remaining active in the event of a home power outage, we expect continued migration to IP-based and wireless voice services.
We are actively addressing our competitive environment with a multi-faceted approach to increase our market share. This approach is comprised of acquisition programs and new product introductions, retention programs, win-back and upsell initiatives.
Our relatively low current market share provides us the opportunity to both win-back business customers who have left for another carrier as well as acquire new business. In order to better address the needs of our customers and prospects, we segment them across specific channels. Our focus for residential customers is to drive increasing penetration of high speed data customers. We are upgrading our access infrastructure to provide higher speed internet access services via high capacity copper and fiber facilities to more customers and communities each year. We are focusing on promotional programs that allow us to differentiate from cable operators, including price lock and multi-year discount programs. We believe bundled services continue to provide value to customers and, as such, we package our services in a range of price points.
In the business and government segments, our Next Generation Network with more than 16,000 miles of fiber allows us to deliver Ethernet and fiber based data services typically ranging from 1 megabit per second to 1 gigabit per second. Along with our high capacity data services, we offer competitively priced voice services through VoIP or time division multiplexing ("TDM"). Our three contiguous state footprint in northern New England, allows businesses with multi-state locations to work with one local vendor. Our geographic coverage and extensive fiber network is an attractive feature for our wholesale customers, such as wireless carriers seeking cell tower backhaul services, and national carriers seeking middle and last mile solutions.
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
See "Regulatory and Legislative Environment" herein and "Item 1A. Risk Factors" included elsewhere in this Annual Report for more information regarding the competition that we face.

Employees
As of December 31, 2014, we employed a total of 3,052 employees, 1,914 of whom were covered by 13 collective bargaining agreements. As of December 31, 2014, 122 of our employees were covered by 6 collective bargaining agreements that expire during 2015. Our agreements with the International Brotherhood of Electrical Workers ("IBEW") and the Communications Workers of America ("CWA") in northern New England covering approximately 1,700 employees in the aggregate expired on August 2, 2014. Between August 2, 2014 and October 16, 2014 we were operating without contracts with these two labor unions and on October 17, 2014 the two labor unions initiated a work stoppage. On February 22, 2015, the membership of both labor unions ratified their respective collective bargaining agreements with us that expire in August 2018 and employees returned to work on February 25, 2015.
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
The Plan provided for, among other things:

(i)
the cancellation and extinguishment on the Effective Date of all our equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of our common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests,

(ii)
the issuance of shares of our new common stock, par value $0.01 per share, and the issuance of warrants to purchase shares of our common stock to holders of certain claims in connection with a warrant agreement that we entered into with The Bank of New York Mellon, as the warrant agent, on the Effective Date, in accordance with the Plan,

(iii)	the satisfaction of claims associated with

(a)
the credit agreement dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A., as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented, or otherwise modified from time to time, the "Pre-Petition Credit Facility"),

(b)
the 13-1/8% senior notes due April 1, 2018 (the "Old 13-1/8% Notes"), which were issued pursuant to the indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended, and

(c)
the 13-1/8% senior notes due April 2, 2018 (the "New 13-1/8% Notes" and, together with the Old 13-1/8% notes, the "Pre-Petition Notes"), which were issued pursuant to the indenture, dated as of July 29, 2009, by and between, FairPoint Communications and U.S. Bank National Association, and

(iv)
the termination by its conversion into the Old Revolving Facility (as defined below) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the "DIP Credit Agreement").

Our common stock began trading on The Nasdaq Stock Market LLC (the "NASDAQ") on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics, Inc. (collectively, the "Old Credit Agreement Borrowers") entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan facility (the "Old Term Loan", and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). We refinanced the Old Credit Agreement Loans on February 14, 2013. For more information about this refinancing, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—February 2013 Refinancing" included elsewhere in this Annual Report
In connection with the Chapter 11 Cases, we also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont and agreed to regulatory settlements with respect to (i) certain regulatory approvals relating to the

Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a "Merger Order", and collectively, the "Merger Orders"). For more information regarding these regulatory settlements, see "Regulatory and Legislative Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" herein.
The Bankruptcy Court has entered final decrees closing all of the Company's bankruptcy cases due to such cases being administered.
Regulatory and Legislative Environment
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
We are required to comply with the Communications Act, which requires, among other things, that telecommunications carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC has stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. It has finalized a cost model and has issued competitive bidding guidelines. It is not known how these rules may impact us.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We received CAF Phase I frozen support in 2014 and our spending obligation has increased to two-thirds. Should we continue to receive CAF Phase I frozen support in 2015 as well, this spending obligation will increase to 100%. In February of 2013, we filed a petition with the FCC for a partial waiver of the spending obligations. On October 30, 2013, the FCC issued an order denying FairPoint's petition, but clarifying the spending rules in a manner that effectively provided the relief we requested by allowing us to certify to the spending obligation at the holding company level. The effect of this clarification continued into 2014 and is expected to continue in future years. Pursuant to a Further Notice of Proposed Rulemaking released on June 10, 2014, the FCC has requested comment on how frozen support will be handled in states where the price cap carrier does not exercise its right of first refusal on CAF Phase II support. We do not yet know whether FairPoint will exercise its right of first refusal for CAF Phase II support or how frozen support will be impacted if FairPoint does not accept CAF Phase II support in one or more states. Whether the change from CAF frozen support to CAF Phase II support occurs during 2015, or to what extent it occurs during 2015, is uncertain.  We currently do not expect the transition from CAF Phase I frozen support to CAF Phase II funding to have a material impact on revenue in 2015.
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
The FCC has announced its intent to offer CAF Phase II funding to price cap ILECs early in 2015 and has adopted rules determining the obligations associated with receipt of such support. The amount of CAF funding that will be available to us has not been determined. We will have 120 days from the time of the offer to determine whether to accept the CAF II support, on a state by state basis. We risk significant reductions in the amount of CAF Phase II funding that will be made available to us compared to current CAF Phase I frozen support. The specific obligations that will be associated with future CAF funding include the obligation to serve a specified number of locations in specified census blocks; to provide broadband service to those locations with speeds of 10 megabits per second down and 1 megabit per second up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas. FairPoint has not determined whether it will accept any or all of the offered CAF Phase II support. For any states where FairPoint declines CAF Phase II support, it will continue to receive CAF Phase I frozen support until such time as the FCC conducts a Competitive Bidding Process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested "Eligible Telecommunications Carriers" ("ETC"). The FCC has not yet adopted final rules governing the competitive bidding process.
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
Vermont Incentive Regulation Plan

Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") governing our Vermont service territory within our northern New England operations. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related automatic SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate. The IRP was initially scheduled to expire on December 31, 2014, so, in order to maintain favorable regulatory treatment, which includes pricing flexibility, reduced regulatory oversight, elimination of automatic service quality penalties and more flexible rate filing options, FairPoint, with the support of the Vermont Department of Public Service ("VDPS"), filed with the Vermont Public Service Board ("VPSB") for a new IRP to begin January 1, 2015.  However, the VPSB determined that it will review service quality issues in a separate docket before adopting the new IRP.  As a result, FairPoint filed for, and the VPSB approved, an extension of the IRP until after the service quality investigation.
Legislation for Maine and New Hampshire
During the middle of 2012, legislation was enacted into law in both Maine and New Hampshire, which decreased the scope of retail telecommunications regulation for us, eliminating many of the state-specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace.
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
Under the Maine Deregulation Legislation, our maximum exposure to annual SQI penalties, beginning with Maine's fiscal year ending July 31, 2013, decreased from $12.5 million to $2.0 million. From August 1, 2013 until July 31, 2014, we were not subject to automatic SQI penalties. On June 26, 2014, the Maine Public Utilities Commission ("MPUC") adopted a final rule

(Chapter 201), establishing new POLR SQI standards and reporting requirements, which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. On January 13, 2015, the MPUC issued a Notice of Investigation to review our service quality in Maine.
During the year ended December 31, 2014 there were no SQI penalties. However, during the years ended December 31, 2013 and 2012, voice services revenues increased by $0.1 million and decreased by $0.2 million, respectively, due to SQI penalties.
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
During 2014, FairPoint filed a rate case with the Maine PUC seeking increases in rates for POLR (Provider of Last Resort) customers and seeking Maine Universal Service Fund (MUSF) support for unrecovered costs associated with FairPoint’s obligation to provide POLR service to high cost areas. The MPUC allowed for increases to the end user POLR rates, but denied MUSF support for FairPoint.
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
Universal Service Regulation
Universal Service Fund Support. USF disbursements were distributed only to carriers that were designated as ETCs by a state regulatory commission. All of our LECs were designated as ETCs. As previously described, the FCC has replaced the legacy USF high-cost programs with its CAF programs.
We benefit indirectly from support to low-income users under the Lifeline and Linkup universal service programs. Effective April 1, 2012, the Linkup program was eliminated for all low-income subscribers except for Native Americans. Linkup is a program which pays 50% of the non-recurring charges, not to exceed $30.00 per month, associated with establishment of local telecommunications service. Also effective April 1, 2012, there were major reforms to the Lifeline program. Prior to the changes, Lifeline credits were based on four tiers of support. The first three tiers of federal support were replaced by a flat credit of $9.25 per month. The fourth tier, which relates to Native Americans, is unchanged. In addition, the FCC established revised eligibility criteria effective April 1, 2012. The revised eligibility criteria established in 2012 resulted in a reduction in lines eligible for Lifeline credits. The FCC order required the Universal Service Administration Company to establish a national database by the end of 2013 which is used to eliminate duplicate funding. The elimination of duplicate support could result in fewer customers choosing us for Lifeline service, with the potential that a portion of our Lifeline customers may prefer to use other carriers for this service.
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
Broadband and Internet Regulation
The FCC rules have historically permitted broadband Internet access service to be provided by FairPoint as a non-telecommunications service (i.e., an “information service”) not subject to tariffing or rate or entry regulation. This classification generally treats broadband Internet access services offered by LECs, cable service providers and wireless competitors on an equal regulatory footing.
A Verizon petition asking the FCC to forbear from applying common carrier regulation to certain other broadband services sold by LECs primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so. On October 4, 2011, tw telecom, inc. filed a petition with the FCC asking it to reverse the forbearance granted to Verizon by operation of law on March 19, 2006. Comments have been filed in this proceeding by FairPoint and other parties. A similar petition was filed by a group of competing LECs on November 2, 2012 and comments have been filed with the FCC. The FCC may issue an order on either or both of these petitions at any time. We do not know how this will be resolved or the impact it may have on the Company if the FCC should reverse, eliminate or modify the forbearance granted to Verizon in 2006.
The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC's rules protecting the privacy of customer information; provide local number portability; and pay regulatory fees. The FCC has preempted some state regulation of VoIP.
Recently there have also been discussions among policy makers concerning "net neutrality." The FCC released a statement of net neutrality principles favoring customer choice of content and services available over broadband networks. It has adopted open Internet access rules applicable to all broadband Internet access providers. On January 14, 2014, the DC Circuit Court of Appeals (the "DC Court") vacated portions of the FCC’s December 21, 2010 Report and Order in the Manner of Preserving the Open Internet (GN Docket 09-191) (the "Open Internet Order"). In its decision, the DC Court vacated the FCC's anti-blocking and anti-discrimination rule related to Internet Service Providers, finding the FCC had failed to explain the basis of its authority in the Open Internet Order.
The FCC adopted new regulations governing "Broadband Internet Access Services" at its February 26, 2015 Open Meeting. Based on the information released about the yet-to-be released Order, “broadband Internet access service” will now be classified as a "telecommunications service" under Title II of the Communications Act. The Order prohibits "unjust and unreasonable practices" by broadband and Internet access providers. The Order prohibits broadband Internet access providers from blocking access to legal content, applications, services and non-harmful devices. It prohibits broadband Internet access providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices. It also prohibits broadband Internet access providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration and from prioritizing their own content or services over those of unaffiliated entities. Other than paid prioritization which is prohibited, broadband Internet access providers are allowed to engage in reasonable network management practices. Broadband services that do not flow over the public Internet are exempt from these rules.
The Order allows consumer complaints for broadband services to be brought to the FCC under Title II of the Communications Act. The Title II classification could bolster universal service support for broadband services by classifying broadband services as telecommunications services and therefore subject to universal service fees assessed on telecommunications services.
We cannot predict what impact, if any, new rules may have on our business, financial condition, results of operations, liquidity or the market price of our outstanding securities or if Congress will enact legislation otherwise addressing net neutrality issues.
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
New Hampshire Regulatory Settlement. On July 7, 2010, the NHPUC provided its approvals for New Hampshire, including the Regulatory Settlement for New Hampshire (the "New Hampshire Regulatory Settlement"). Among other requirements, the New Hampshire Regulatory Settlement imposed obligations on us related to, among other things, retail service quality, broadband expansion, capital expenditure commitments and various management commitments. Nearly all of these obligations were eliminated statutorily during fiscal year 2012 upon the New Hampshire legislature's enactment of SB 48. See "Regulatory and Legislative Environment— Legislation for Maine and New Hampshire" herein for more information on SB 48.
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
Maine Regulatory Settlement. On July 6, 2010, the MPUC provided its approvals for Maine, including the Regulatory Settlement for Maine (the "Maine Regulatory Settlement"). Among other requirements, the Maine Regulatory Settlement imposed obligations on us related to, among other things, retail service quality, broadband expansion and various management commitments. Several of these requirements were eliminated statutorily during 2012 upon the enactment of the Maine Deregulation Legislation or expired in August 2013 concurrent with the expiration of our AFOR in Maine. See "Regulatory and Legislative Environment—Legislation for Maine and New Hampshire" herein for more information on the Maine Deregulation Legislation.

In addition, as noted above, in exchange for the termination of the show cause proceeding, the MPUC’s stipulation order required us to achieve 85% broadband addressability in Maine by August 14, 2013 and 87% by April 14, 2014. Northern New England Telephone Operations LLC advised the MPUC on August 14, 2013 of the achievement of 85% broadband addressability by August 14, 2013. We achieved the 87% broadband addressability by the April 14, 2014 deadline and notified the MPUC of the completion. In calculating these percentages, there is no speed requirement for lines served by the legacy ATM network. Additionally, we are required to (1) contribute $100,000 to ConnectME upon completion of the broadband commitment, which we did on April 14, 2014 and (2) spend an additional $11 million during the period from January 1, 2014 to December 31, 2016 on broadband facilities and services that benefit small businesses and residences in Maine. The money may be spent in our sole discretion although the expenditure must include 30 central office overlays. Central office overlays are defined as the addition of equipment to an existing central office that will enable customers served by that central office with loop lengths of up to 22,000 feet from that central office and who purchase our internet service to have the ability to access our Ethernet-based internet service.
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
Environmental Regulations
Like all other local telephone companies, our 32 LECs are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of real property, we may be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.
Other Information
We make available free of charge on our website, www.fairpoint.com, our reports on Forms 10-K, 10-Q and 8-K and all amendments to such reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC's website at www.sec.gov, or at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.
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
The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, short interests in our common stock, competitive factors, regulatory developments, labor disruptions, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in general. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our common stock.
We have substantial indebtedness which could have a negative impact on our financing options and liquidity position and prevent us from fulfilling our obligations under our indebtedness.
As of December 31, 2014, our total gross indebtedness was approximately $930.4 million (including approximately $1.6 million of capital leases) and $58.8 million was available for borrowing under the Revolving Facility, net of $16.2 million outstanding letters of credit. Our substantial indebtedness could have important consequences including:

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
In addition, our borrowings under our Credit Agreement ("Credit Agreement") bear interest at a variable rate based on a British Bankers Association LIBOR rate ("LIBOR"), subject to a floor of 1.25%. We have entered into interest rate swap agreements that effectively fix the interest rate on a combined notional amount of $170.0 million of these borrowings; however, these agreements are not effective until September 30, 2015. If the relevant LIBOR increases above the level of the floor, the interest payments on our variable rate debt will increase and adversely affect our cash flow. Conversely, while LIBOR remains below 1.25%, we may incur interest costs above market rates. While our interest rate swap agreements and any future agreements we enter into may limit our exposure to higher interest rates, these agreements may not offer complete protection from this risk.
Despite our substantial indebtedness level, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
We may be able to incur substantial additional indebtedness in the future. Although the Indenture and our Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face could increase.

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
Our ability to make payments on, or repay or refinance, our indebtedness, to fund our operations and to fund planned capital expenditures, unanticipated capital expenditures and other cash needs will depend largely upon our financial condition and operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, such as any pension contributions required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are beyond our control. For example, the minimum amount of pension contributions that we are required to make, which may be substantial, are determined under ERISA.
Our ability to borrow additional amounts, including under our Revolving Facility, if necessary to meet our cash needs, will depend on our ability to remain in compliance with the covenants contained in our debt agreements. If our operating results are not adequate to meet the financial ratio tests in our debt agreements or if we are unable to generate sufficient cash to service our debt requirements, we will be required to restructure or refinance our existing indebtedness, which we may not be able to accomplish under such circumstances on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we may have to consider other options, including:

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
The Credit Agreement and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants, under certain circumstances, limit us and our restricted subsidiaries' ability to, among other things:

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
A breach of any of these covenants could result in a default under the Credit Agreement or the Indenture. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross- default provision applies.
In addition, the restrictive covenants in the Credit Agreement require us to maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests depends on our ongoing financial and operating performance, which, in turn, is subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. See “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources” included elsewhere in this Annual Report for more information regarding the Credit Agreement and the Indenture.

FairPoint Communications is a holding company and depends upon the cash flows of its operating subsidiaries to service its indebtedness and meet its other cash flow needs.
FairPoint Communications is a holding company and conducts no operations. Accordingly, its cash flow and its ability to make payments on, or repay or refinance, its indebtedness and to fund planned capital expenditures and other cash needs will depend largely upon the cash flows of its operating subsidiaries and the distribution of cash by those subsidiaries to it through repayment of loans, dividends, management fees or otherwise. Distributions to FairPoint Communications from its subsidiaries will depend on their respective operating results and will be subject to restrictions under, among other things:

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
Effective December 31, 2011, our NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. In addition, our emergence from bankruptcy resulted in an ownership change for federal income tax purposes under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This followed previous ownership changes resulting from our initial public offering in February 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Merger resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to our emergence from bankruptcy. Furthermore, additional limitations on the use of NOLs could arise in the future if a 50% or more change in ownership as defined under the Code were to occur. Although we do not expect that these limitations will materially affect our United States federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our United States federal and state income tax payments over the amount we otherwise would have, had we not experienced an ownership change. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes, would reduce the amount available to fund our operations, make capital expenditures and service our indebtedness in the future, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Concentration of ownership among stockholders may prevent new or current investors from influencing significant corporate decisions.
Based on Schedules 13D and 13G filed by the respective holders, as of February 27, 2015, there are some institutional holders who own 5% or more of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies as a result thereof.
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

As of February 27, 2015, we had 26,864,658 shares of common stock outstanding. All such shares are freely traded except for any shares of our common stock that may be held or acquired by our directors, executive officers, employee insiders and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon & Co., L.P. ("Angelo Gordon") and entities advised by Angelo Gordon have certain registration rights with respect to the common stock they hold or may acquire in the future.
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
We, along with the telecommunications industry in general, have experienced a decline in access lines and network access revenues and will be further unfavorably impacted in the long-term by the FCC's recent CAF/ICC Order on intercarrier compensation. See "Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2014 and 2013, we experienced access line equivalent loss of 6.8% and 4.8%, respectively. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies, including wireless, as well as challenging economic conditions and the offering of DSL services.
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
We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for payment of switched access charges. Interstate and intrastate access charges represented approximately 33.3% of our total revenues during the twelve months ended December 31, 2014. Terminating switched access rates are scheduled to decline under the FCC's recent CAF/ICC Order. See "Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We may not be successful in offsetting these declines through regulatory replacement mechanisms or operational means. Further, should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

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
Our service territory spans 17 states. As of December 31, 2014, we had approximately 1.1 million access line equivalents, of which approximately 85% are located in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies). As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. From January 1, 2014 through December 31, 2014, our operations in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies) experienced a 7.2% decline in total access line equivalents in service, compared to a decline of 4.6% for the remainder of our operations during the same period. Deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
If these service providers are unable to adequately perform such services or if one of them experiences a significant degradation or failure with respect to such services, it could result in disruptions in our billing, IT systems and/or long distance and bandwidth services. Service failures could also result in internal controls deficiencies, which could adversely impact our overall control assessment of internal control in accordance with the Sarbanes-Oxley Act of 2002. Furthermore, if these agreements are terminated for any reason, we may be unable to find an alternative service provider in a timely manner or on terms acceptable to us, and may be unable ourselves to perform the services they provide.
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

A network disruption could cause delays or interruptions of service, which could cause us to lose customers or otherwise adversely impact our business.
To be successful, we will need to continue to provide our customers with reliable and uninterrupted service over our expanded network. Disruptions in our service could occur as a result of events that are beyond our control. Some of the risks to our network and infrastructure include:

•	physical damage to our transmission network including poles, cable and access lines;

•	widespread power surges or outages;

•	software defects in critical systems;

•	capacity limitations resulting from changes in our customers' usage patterns;

•	human error; and

•	damage intentionally inflicted upon the network or our other infrastructure.
From time to time, in the ordinary course of business, we have experienced and in the future may experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses or capital expenditures, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for customers.
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we may choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
A major earthquake, hurricane, tornado, winter storm, flood, fire, terrorist attack, cyber-attack or other similar disruption could damage our network, network operations centers, call centers, data centers, central offices, corporate headquarters or other facilities. Such an event could interrupt our services, adversely affect service quality, overwhelm customer support and ultimately harm our business and reputation. Although we have implemented measures that are designed to mitigate the effects of such events, we cannot predict all of the potential impacts of such events. We maintain insurance coverage for some of these events; however, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our inability to operate our networks or operate key systems as a result of such events, even for a limited period of time, may result in significant expenses or loss of customers and associated revenue.
Even if the major event does not directly impact us, these events could more broadly cause consumer confidence and spending to decrease or result in increased volatility in the United States and world financial markets and economy, which would adversely affect our business.
Because our post-emergence consolidated financial statements reflect fresh start accounting adjustments made upon emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our post-emergence financial statements is not comparable to our financial information for periods prior to the Effective Date, including certain statements contained therein.
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
A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements. If disputes arise, or if we are unable to successfully renegotiate these agreements at an appropriate time or on terms acceptable to us, workers subject to these agreements could engage in work stoppages or other concerted activities, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
As of December 31, 2014, 1,914 of our 3,052 employees were covered by 13 collective bargaining agreements. After ratification of the collective bargaining agreements on February 22, 2015, our agreements with the IBEW and the CWA in northern New England covering approximately 1,700 employees in the aggregate expire in August 2018. Disputes with regard to the terms of any of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future as our current contracts expire could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We have experienced work stoppages in the past upon the expiration of collective bargaining agreements. If represented workers were to engage in future work stoppages or other concerted activities, we could experience a significant disruption of our operations, including network disruptions, IT failures, service backlog, internal control failures and/or regulatory compliance issues, and/or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Additionally, future renegotiation of labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
The amount we are required to contribute to our qualified pension plans and post-retirement healthcare plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions.
We sponsor two qualified defined benefit pension plans covering certain employees that will provide them benefit payments, if eligible, after their retirement. These qualified pension plans are subject to funding requirements determined under ERISA and the Code. Required pension contributions may be impacted by several factors, including fluctuations in the discount rate used to calculate the funding target, unfavorable differences in actual experience relative to the assumptions used to determine the liabilities in these plans, the performance of the pension plan asset portfolio and the number of retirees in the qualified pension plan covering non-represented employees who elect to receive lump sum distributions. Unfavorable fluctuations or adverse changes in any of these factors are beyond our control and may diminish the funded status of our pension plans, thereby significantly increasing the contributions we are required to make under ERISA and the Code.
Non-represented employees covered by the pension plan have the option to elect to receive their accrued vested benefit in the form of a lump sum payment. Represented employees covered by the pension plan are no longer able to elect to receive their accrued vested benefit in the form of a lump sum effective with the expiration of the collective bargaining agreements with the IBEW and the CWA on August 2, 2014. As the discount rate used to calculate lump sum payments are currently significantly lower than the discount rate used to calculate the actuarial liabilities in the non-represented employee pension plan, the value of a lump sum payment exceeds the actuarial liability for the participant, which creates an actuarial loss in the pension plan for non-represented employees when paid. As such, a lump sum payment depletes the plan's assets more than the corresponding reduction in the plan's liability, which thereby reduces the funded status of the plan. If a significant number of eligible non-represented employees retire and elect to receive their accrued vested benefit in the form of a lump sum payment, which is beyond our control, the qualified pension plan covering these participants may experience a significant reduction in its funded status, which could materially increase future required contributions.
During the year ended December 31, 2014, we experienced actual returns on qualified pension plan assets totaling approximately 4.8%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans' assets could result in us having to make additional contributions to these plans.
Legislation enacted in 2014 changed the method for determining the discount rate used for calculating a qualified pension plan's unfunded liability for ERISA and Code purposes, which improved our pension plans' funded status. There are no assurances of any future legislation to provide similar relief or to extend the benefits of relief provided by this legislation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Pension Contributions and Post-Retirement Healthcare Plan Expenditures" included elsewhere in this Annual Report.
We also sponsor a post-retirement healthcare plan that provides medical, dental and life insurance benefits to eligible non-represented employees and former represented employees and, in some instances, to their spouses and families. The level of contributions required from us under these plans is dependent on the number of eligible retirees that elect coverage under the plan and the level and cost of health services used by those eligible retirees, each of which are beyond our control. Inflation in medical and dental costs in the future will increase future contributions. Effective August 28, 2014, active represented employees are no longer eligible for this post-retirement healthcare plan. Upon ratification of the collective bargaining agreements on February 22, 2015 and for 30 months thereafter, active represented employees who retire and meet the eligibility requirements and their spouses are eligible to receive certain monthly reimbursements of medical insurance premiums for healthcare plans until the retired employee reaches age 65 or dies. As a result of these factors, the payments we are required to make in relation to the above may also increase.
Increasing cash requirements to fund benefits under our qualified pension and post-retirement healthcare plans and the represented employee limited reimbursement arrangement may impact our liquidity position and limit our operational flexibility. These future cash requirements could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Our long-lived assets and non-amortizable intangible assets may become impaired in the future.
At December 31, 2014, in addition to our net property, plant and equipment of $1,213.6 million, we have net amortizable intangible assets of $55.7 million and a non-amortizable intangible asset of $39.2 million. Amortizable long-lived assets must be reviewed for impairment whenever indicators of impairment exist. Non-amortizable long-lived assets are required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

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
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolving facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network. This could adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
Risks Relating to Our Regulatory Environment
"Net neutrality” legislation or regulation could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices and to offer new services, we believe we need the continued flexibility to respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in our networks. In 2010, the FCC adopted “net neutrality” regulations that curtailed our operational flexibility. Although a federal appeals court vacated these rules in January 2014, the FCC could adopt rules or Congress could adopt legislation banning the blocking of Internet traffic and/or imposing non-discrimination requirements on broadband Internet access providers, such as us. Such regulation or legislation could adversely impact our ability to operate our high-speed data network profitably and to implement the upgrades and network management practices that may be needed to continue to provide high quality high-speed data services and could therefore negatively impact our ability to compete effectively.
The FCC adopted new regulations governing "Broadband Internet Access Services" at its February 26, 2015 Open Meeting. Based on the information released about the yet-to-be released Order, “broadband Internet access service” will now be classified as a "telecommunications service" under Title II of the Communications Act. The Order prohibits "unjust and unreasonable practices" by broadband and Internet access providers. The Order prohibits broadband Internet access providers from blocking access to legal content, applications, services and non-harmful devices. It prohibits broadband Internet access providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices. It also prohibits broadband Internet access providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration and from prioritizing their own content or services over those of unaffiliated entities. Other than paid prioritization which is prohibited, broadband Internet access providers are allowed to engage in reasonable network management practices, though it is not currently known what such practices will be defined to include. Broadband services that do not flow over the public Internet are exempt from these rules. The Order allows consumer complaints to be brought to the FCC under Title II of the Communications Act.
We cannot predict what impact, if any, new rules may have on our business, financial condition, results of operations, liquidity or the market price of our outstanding securities.
We are subject to significant regulations that could change in a manner adverse to us.
We operate in a heavily regulated industry. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed by Congress or regulators. In addition, the following factors could have a significant impact on us:
Risk of loss or reduction of network access charge revenues. A portion of our revenues comes from intrastate and interstate network access charges, which are paid to us by interexchange carriers for originating and terminating telecommunications traffic. Through 2011, our revenues also included various forms of high-cost USF support payments. Starting in 2012, these forms of universal service funding were replaced by CAF. See "Item 1. Business—Regulatory and Legislative Environment" included elsewhere in this Annual Report.
In the CAF/ICC Order, the FCC replaced all existing high-cost funding for price cap carriers with CAF funding. In CAF Phase I, FairPoint has received high-cost support frozen at 2011 levels but must dedicate an increasing portion of that support to the construction and operation of broadband in areas that are unserved by an unsubsidized competitor, while we remain subject to federal and state requirements to maintain voice service throughout our service territories. The FCC has announced its intent to offer CAF Phase II funding to price cap ILECs early in 2015, on a state-by-state basis, and has adopted rules determining the obligations associated with receipt of such support. The amount of CAF Phase II funding that will be available to us under a "right of first refusal" has not been determined. We risk significant reductions in the amount of CAF funding that will be made available to us compared to current CAF Phase I frozen support. The specific obligations that will be associated with future CAF funding include the obligation to serve a specified number of locations in specified census blocks, both of which are yet to be determined by the FCC; to provide broadband service to those locations with speeds of at least 10 megabits per second down and 1 megabit per second up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas. We risk not being able to accept CAF Phase II funding if the cost of the obligation exceeds the funding. If we refuse the CAF Phase II support, it will be offered to all ETCs through a competitive bidding process. The FCC has not yet announced the final rules governing the competitive bidding process nor the transition from CAF Phase I to CAF Phase II for price cap LECs that decline the "right of first refusal" in any particular state. Depending on whether other service providers bid and win such a process, we could lose all high-cost support in some states.
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
Risk of re-regulation of wholesale network services provided to retail and wholesale customers. Pursuant to forbearance from the regulation of high-speed interstate services that was deemed granted to Verizon in 2006 and transferred to FairPoint by the FCC in its order approving the Merger, we offer high-speed interstate services on a deregulated basis. The FCC has initiated a proceeding to investigate potential changes to the regulation of special access services. Several parties filed petitions in 2011 and 2012 asking the FCC to reverse the 2006 forbearance granted to Verizon. The FCC has issued a comprehensive data request to gather granular information from all providers of special access-like high speed services and this data request was completed in February 2015. The purpose of the data request is to provide the FCC with information that can be used to evaluate competition for special access-like services. It is not clear what actions, if any, the FCC will take in these proceedings. Orders resulting from these proceedings could adversely affect pricing and regulation of these services.
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
In addition, our Northern New England operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of UNEs, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us in the Merger, the FCC determined that our non-rural operations would be subject to the same regulatory requirements that currently apply to Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England had obtained in the region. Any changes made in connection with these obligations or relief could increase our non-rural operations’ costs or otherwise have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Item 1. Business—Regulatory and Legislative Environment" included elsewhere in this Annual Report.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. For details of legal proceedings, see note (18) "Commitments and Contingencies" to our consolidated financial statements in "Item 8. Financial
Statements and Supplementary Data" included elsewhere in this Annual Report. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations.
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

Year Ended December 31, 2014	High	Low
First quarter	$14.20	$11.13
Second quarter	15.83	12.54
Third quarter	16.91	13.05
Fourth quarter	17.13	13.30

Year Ended December 31, 2013	High	Low
First quarter	$10.04	$6.96
Second quarter	9.12	6.77
Third quarter	9.99	7.99
Fourth quarter	11.71	8.92
No dividends were declared on any class of our common stock during the fiscal years 2014 or 2013. We currently do not pay any cash dividends on shares of our common stock and have no plans to pay cash dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by our results of operations, financial condition, contractual restrictions relating to indebtedness, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.
As of February 27, 2015, there were approximately 123 holders of record of our common stock.

Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telecom sector. The period compared commences on January 25, 2011, the date our common stock began trading on the NASDAQ after we emerged from Chapter 11 bankruptcy protection and ends on December 31, 2014. Because the value of the common stock of the Predecessor Company bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. This graph assumes that $100 was invested on January 25, 2011 in our common stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested.
Securities Authorized for Issuance under Equity Compensation Plans
The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans. As of December 31, 2014, the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") was the only equity compensation plan under which securities of FairPoint Communications were authorized for issuance. The Board of Directors of the Company approved the Long Term Incentive Plan on March 14, 2014 and the stockholders of the Company approved it on May 12, 2014. The Long Term Incentive Plan, prior to its amendment and restatement, was approved by the Bankruptcy Court in connection with our emergence from bankruptcy. For a description of the material features of the Long Term Incentive Plan, see note (15) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	1,774,845	$16.03	2,877,285
Total	1,774,845	$16.03	2,877,285

(1)
Includes 1,774,845 options to purchase shares of common stock under the Long Term Incentive Plan, of which 1,761,077 options were issued prior to the amendment and restatement of the Long Term Incentive Plan on May 12, 2014 with a weighted average exercise price of $16.04.

(2)
Each stock option granted reduces the availability under the Long Term Incentive Plan by one share. Prior to the amendment and restatement of the Long Term Incentive Plan on May 12, 2014, each restricted stock award granted reduced the availability under the Long Term Incentive Plan by one share. On or after May 12, 2014, each restricted stock award granted reduces the availability by 1.35 shares. Upon the exercise of each stock option or vesting of each restricted share award, one new share of common stock will be issued.

Repurchase of Equity Securities
Under the Long Term Incentive Plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of restricted stock. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. During the year ended December 31, 2014, an aggregate of 11,906 shares were withheld at an average price of $13.11 per share.
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

					Predecessor Company
	Years Ended December 31,			Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
	2014	2013	2012			2010
Results of Continuing Operations:
Revenues	$901,396	$939,354	$973,649	$963,112	$66,378	$1,070,986
Operating expenses, excluding impairment on intangible assets and goodwill	994,670	1,052,540	1,155,632	1,107,298	87,442	1,180,925
Impairment of intangible assets and goodwill	—	—	—	262,019	—	—
Loss from operations	(93,274)	(113,186)	(181,983)	(406,205)	(21,064)	(109,939)
Interest expense (1)	80,371	78,675	67,610	63,807	9,321	140,896
Reorganization items income (expense)(2)	—	—	—		897,313	(41,120)
Net (loss) income	$(136,319)	$(103,494)	$(153,294)	(414,945)	$586,907	$(281,579)
(Loss) earnings per share from continuing operations:
Basic	$(5.15)	$(3.95)	$(5.90)	(16.06)	$6.56	$(3.15)
Diluted	$(5.15)	$(3.95)	$(5.90)	(16.06)	$6.54	$(3.15)
Cash dividends per share	$—	$—	$—	—	$—	$—
Weighted average shares outstanding:
Basic	26,449	26,190	25,987	25,838	89,424	89,424
Diluted	26,449	26,190	25,987	25,838	89,695	89,424
Financial Position (at period end) (3):
Cash, excluding restricted cash (4)	$37,587	$42,700	$23,203	$17,350	$10,262	$105,497
Total assets	1,465,958	1,599,898	1,732,361	1,985,671	2,516,871	2,973,794
Total long-term debt (5)	914,590	918,122	957,000	1,000,000	1,000,000	2,520,959
Total stockholders' (deficit) equity	(600,284)	(309,196)	(317,813)	(106,143)	498,486	(587,418)
Operating Data (at period end):
Access line equivalents (6)	1,126,870	1,209,351	1,278,434	1,346,894	N/A	1,417,290
Residential access lines	467,561	527,890	586,725	645,453	N/A	712,591
Business access lines	283,490	291,836	299,701	311,241	N/A	327,812
Wholesale access lines (7)	54,195	59,859	65,641	76,065	N/A	87,142
Broadband subscribers	321,624	329,766	326,367	314,135	N/A	289,745
Summary of Cash Flows:
Net cash provided by (used in) operating activities	$121,063	$171,085	$192,775	$170,099	$(81,091)	$191,626
Net cash used in investing activities	(118,363)	(95,951)	(144,307)	(162,850)	(12,477)	(197,268)
Net cash (used in) provided by financing activities	(7,813)	(55,637)	(42,615)	(161)	(1,667)	1,784
Capital expenditures	119,489	128,298	145,066	163,648	12,477	197,795

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

(2)
Reorganization items represent income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to January 24, 2011. On January 24, 2011, we emerged from Chapter 11 protection and substantially consummated our reorganization through a series of transactions contemplated by the Plan. Reorganization items income during the 24 days ended January 24, 2011 includes adjustments made upon application of the Plan and adoption of fresh start accounting, in addition to certain other items.

(3)	The balance sheet data reflected at January 24, 2011 is representative of the Company after application of the Plan and the adoption of fresh start accounting.

(4)
Cash excludes aggregate restricted cash of $0.6 million, $1.2 million and $7.5 million, $25.1 million and $4.1 million at December 31, 2014, 2013 , 2012, 2011 and 2010, respectively, and $86.8 million at January 24, 2011.

(5)	Long-term debt at December 31, 2010 is included in "Liabilities subject to compromise" in our consolidated balance sheets.

(6)	Total access line equivalents include voice access lines and broadband subscribers, which include DSL, wireless broadband, cable modem and fiber-to-the-premise.

(7)	Wholesale access lines include residential and business resale lines and unbundled network element platform ("UNEP") lines.
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
•Labor Matters
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
•Inflation
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, Hosted PBX, Managed Services, Data Center Rack Space, high capacity data transport and other IP-based services over our Next Generation Network, in addition to Internet access, HSD, and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.1 million access line equivalents, including approximately 322,000 broadband subscribers, in service as of December 31, 2014.
We own and operate our Next Generation Network, an extensive, next generation fiber network with more than 16,000 miles of fiber optic cable, in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/MPLS network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2014, we provide cellular transport, also known as backhaul, through over 1,700 mobile Ethernet backhaul connections. We have fiber connectivity to more than 1,200 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team is focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources. Our mission is to provide reliable communications services with outstanding customer support across the 17 states we serve. During 2014, we continued to make substantial progress on our 'four pillar' business strategy to continue our transformation from a traditional telephone company into a provider of advanced communications services.
Access lines have historically been an important element of our business, although they are becoming less so as demand for bandwidth, Ethernet, high capacity data transport and advanced data services increases. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and VoIP, and challenging economic conditions. Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network, in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services.
Over the past few years, we have made significant capital investments in our Next Generation Network to expand our business service offerings to meet the growing data needs of our customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, within the last few years, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers. In the past year, Ethernet demand has remained strong amid increased price pressure. We continue to see a market trend, largely led by cable companies, of reduced Ethernet prices to business and wholesale customers. We continue to see growth in Ethernet units and speeds amid declining prices in the market. These advanced data services are our flagship product and are laying the foundation not only for new business but also for additional IP-based voice services in the future.
Additionally, we believe the bandwidth needs of cellular backhaul will continue to grow with the continued adoption of bandwidth-intensive technology. We expect to see wireless carriers seek to manage bandwidth costs as demand increases on existing fiber-connected towers. As we are providing wireless backhaul services to these wireless carriers, we expect to be working closely with them as technologies evolve, including the use of "small cell" architecture. We expect wholesale cellular backhaul services will help to partially offset the decline we have seen and expect to continue to see in legacy wholesale offerings, including TDM transport services, DS1s, DS3s and wholesale switched access.
We believe that our extensive fiber network, with more than 16,000 miles of fiber optic cable, including over 1,200 cellular telecommunications towers currently served with fiber, puts us in an excellent position to grow our revenue base as demand for cellular backhaul services increases. We expect to see demand increase on existing fiber connected towers where we would provision or expand mobile Ethernet backhaul connections or construct new fiber routes to cellular telecommunications towers.
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
Labor Matters
Two of our collective bargaining agreements that cover approximately 1,700 employees in the aggregate in northern New England expired on August 2, 2014. Between August 2, 2014 and October 16, 2014, we were operating without contracts with these two labor unions. On October 17, 2014, the two labor unions initiated a work stoppage and returned to work on February 25, 2015. For the year ended December 31, 2014, we recognized $73.6 million of labor negotiation related expenses, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses. During the fourth quarter of 2014, we recognized $51.3 million of labor negotiation related expenses, which were partially offset by estimated lower union employee and vehicle expenses and other related expenses of approximately $33 million. We expect additional labor negotiation related expenses in the first quarter of 2015, which are expected to be partially offset by lower employee expenses.
On February 22, 2015, the membership of both labor unions ratified their respective collective bargaining agreements that expire in August 2018. Highlights of the collective bargaining agreements are as follows:

•
The qualified defined benefit pension plan is closed to new employees. For existing employees, past accruals have been frozen and future defined benefit accruals will be at 50% of prior rates and capped after 30 years of total credited service.

•	No change to the 401(k) plan with a dollar-for-dollar match up to 5% of eligible pay.

•
The post-retirement healthcare plan for active represented employees has been eliminated, except for a transitional monthly stipend for eligible employees who elect to retire in the first 30 months of the contract period. To be eligible for the stipend an employee must, among other criteria, have been granted a pension under the qualified defined benefit pension plan. The monthly stipend shall not exceed $800 per retiree, plus an additional $400 for a retiree’s spouse, and shall only be for reimbursement of medical insurance premiums. The stipend will be available only until the retiree reaches age 65, or dies, among other limitations.

•
Employees will participate in the National Electrical Contractors Association, Inc. ("NECA") and International Brotherhood of Electrical Workers multi-employer medical plan. For 2015, our contribution is approximately equal to 79% of the cost had these employees been on our management health plan. Further, annual increases in our costs are capped at 4% per year.

•	For existing represented employees there will be a delayed ratification payment of $400, with general wage increases of 1% in August 2016 and 2% in August 2017.

•	New hire wage rate increases will occur at 12-month intervals versus 6-month intervals under the expired agreements.

•	Paid sick days will be limited to 6 per year versus unlimited paid sick days under the expired agreements.

•	Short-term disability will be limited to 6 months with a 60% of normal salary benefit versus 12 months and a 100% of normal salary benefit under the expired agreements.

•	Prohibitions on layoffs included in the expired agreements were eliminated.

•
Subcontracting rules were liberalized to permit subcontracting in a variety of circumstances including weather emergencies, spikes in service workloads and where management determines that due to evolving technological needs, different skills are necessary.

•	Other operational rules such as call-outs, standby and transfers among locations were liberalized.

•	The term of the collective bargaining agreements is from February 22, 2015 through August 4, 2018.
As a result of the changes to the Company's employee benefits resulting from the collective bargaining agreements, the pension and post-retirement healthcare plans will be remeasured and adjusted in the first quarter of 2015. We expect this to result in a decrease in the associated liabilities. Had the terms of the collective bargaining agreements relative to pension and post-retirement healthcare plans been used to value our pension and post-retirement healthcare obligations at December 31, 2014, assuming all assumptions used to value the obligations on that date (including discount rates) remained unchanged, we estimate that the accrued pension obligations would have been lower by approximately $35 million to $45 million and the accrued post-retirement healthcare obligations would have been lower by approximately $620 million to $640 million. We also estimate a decrease in the deferred income tax asset associated with the qualified pension and post-retirement healthcare obligations, partially offset by a decrease in the valuation allowance, of approximately $30 million to $40 million as of December 31, 2014. Since our long-term deferred tax assets are netted against our long-term deferred tax liabilities, this will result in an increase to the net long-term deferred tax liabilities reflected on our balance sheet. We do not expect any impact on our net operating loss carryforwards. Estimates as of December 31, 2014 are presented for comparative purposes only. The obligations for our qualified pension plan for represented employees and our post-retirement healthcare plan will each be remeasured and, therefore the actual results may differ materially from our December 31, 2014 estimates for reasons that may include, among others, changes in discount rates, changes in census data and/or changes in other assumptions. In addition, we estimate that the net periodic benefit costs will decline. Employee expenses in costs of services and selling, general and administrative expenses are estimated to decrease annually by approximately $8 million to $12 million due to our lower contribution for medical benefits for our represented employees.
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
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory and Legislative Environment" included elsewhere in this Annual Report. We anticipate that the significant changes in both federal and state regulation described therein will not have a material impact in 2015. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification ("ASC").
Results of Operations
The following table sets forth our consolidated operating results reflected in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.
The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Years Ended December 31,

	2014	2013	2012
Revenues:
Voice services	$375,545	$405,159	$446,126
Access	300,440	321,812	336,000
Data and Internet services	175,490	161,423	142,911
Other	49,921	50,960	48,612
Total revenues	901,396	939,354	973,649
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	440,979	439,217	450,441
Selling, general and administrative expense, excluding depreciation and amortization	332,909	331,656	332,243
Depreciation and amortization	220,678	282,438	376,614
Reorganization related income	104	(771)	(3,666)
Total operating expenses	994,670	1,052,540	1,155,632
Loss from operations	(93,274)	(113,186)	(181,983)
Other income (expense):
Interest expense	(80,371)	(78,675)	(67,610)
Loss on debt refinancing	—	(6,787)	—
Other	7,548	4,863	739
Total other expense	(72,823)	(80,599)	(66,871)
Loss before reorganization items and income taxes	(166,097)	(193,785)	(248,854)
Loss before income taxes	(166,097)	(193,785)	(248,854)
Income tax benefit	29,778	90,291	95,560
Loss before discontinued operations	(136,319)	(103,494)	(153,294)
Gain on sale of discontinued operations, net of taxes	—	10,044	—
Net loss	$(136,319)	$(93,450)	$(153,294)

Access line equivalents:
Residential	467,561	527,890	586,725
Business	283,490	291,836	299,701
Wholesale	54,195	59,859	65,641
Total voice access lines	805,246	879,585	952,067
Broadband subscribers	321,624	329,766	326,367
Total access line equivalents (1)	1,126,870	1,209,351	1,278,434

(1) On January 31, 2013, we completed the sale of our operations in Idaho which accounted for 5,604 access line equivalents as of December 31, 2012. In August 2012, we divested our pay phone operations in our northern New England footprint and completed the process of transitioning the related pay phone stations to the buyer in 2013. We currently retain access lines for any pay phone stations the buyer continues to operate, which accounted for 578, 881 and 2,867 access line equivalents as of December 31, 2014, 2013 and 2012, respectively.
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communication providers that are not affiliated with us. For the years ended December 31, 2014 and 2013, voice access lines in service decreased 8.5% and 7.7% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Excluding divestitures of the pay phone operations and the Idaho-based operations, on a pro forma basis, voice access lines in service for the year ended December 31, 2013 would have declined 7.1% year-over-year. The impact to voice access lines in service for the year ended December 31, 2014 would have been 8.4% on a pro forma basis excluding the divestiture of the pay phone operations. Cable competitors, in particular, have greatly reduced voice pricing. There are very limited areas within our footprint where cable voice service is not an alternative for our customers. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers are turning to the use of alternative communication services as a result of ever-increasing competition.
We were subject to retail service quality plans in the states of Maine, New Hampshire and Vermont for the year ended December 31, 2012 pursuant to which we incurred SQI penalties resulting from any failure to meet the requirements of the respective plans. In New Hampshire, the automatic retail service quality plan was eliminated by SB 48, which was effective August 10, 2012, thereby extinguishing our exposure to SQI penalties in that state. In Vermont, effective March 31, 2013 we are no longer subject to the automatic retail service quality plan based on our achievement of certain retail service quality metrics. We were subject to the retail service quality plan in Maine through July 31, 2013; however, under the Maine Deregulation Legislation enacted in August 2012, automatic SQI penalties were eliminated starting in August 2013. In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties. See "Item 1. Business—Regulatory and Legislative Environment" elsewhere in this annual report.
We adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the IRP in Vermont.
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2015 as we did in 2014, plus or minus small adjustments recorded during the respective quarters until CAF Phase II is implemented. The FCC has announced its expectation to complete its CAF Phase II model development, establish all obligations associated with the CAF Phase II program and offer support to price cap carriers early in 2015. If so, CAF Phase II funding could be implemented during 2015. We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined. For the years ended December 31, 2014, 2013 and 2012, we recognized $13.1 million, $12.9 million and $14.1 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program as local voice services revenues.

The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Year Ended December 31, 2014 vs. December 31, 2013		Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(24.6)		$(33.5)
Divestiture of Idaho-based operations	(0.2)		(2.9)
Decrease in accrual of PAP penalties (1)	0.4		2.1
Decrease in high-cost loop credits to customers (2)	—		0.8
(Increase) decrease in accrual of SQI penalties (3)	(0.1)		0.3
Long distance services revenues	(5.1)		(7.8)
Total changes in voice services revenues	$(29.6)	(7)%	$(41.0)	(9)%

(1)
During the years ended December 31, 2014, 2013 and 2012, PAP penalties resulted in a decrease of $0.3 million, $0.7 million and $2.8 million, respectively, to local voice services revenues as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont. In 2012, a majority of the penalty credits resulting from these commitments were recorded as a reduction to local voice services revenues with a small portion recorded to access revenues. However, as our wholesale business shifts from unbundled network elements ("UNEs") to access-driven services, a majority of penalty credits have followed and are now being recorded to access revenues. We expect this trend to continue and the impact of penalty credits on voice services revenues to decrease.

(2)
In 2012, the VPSB and the MPUC each approved a tariff change whereby we are no longer required to provide high-cost loop credits to customers. For the year ended December 31, 2012, we recognized a reduction to local voice services revenues related to high-cost loop credits remitted to customers of $0.8 million.

(3)
During the years ended December 31, 2013 and 2012, SQI penalties resulted in an increase of $0.1 million and a decrease of $0.2 million, respectively, to local voice services revenues. There were no SQI penalties during the year ended December 31, 2014.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. During the year ended December 31, 2014, wholesale Ethernet circuits grew by 44.4% to 7,027 circuits at December 31, 2014 compared to 4,866 circuits at December 31, 2013. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber network with more than 16,000 miles of fiber optic cable, including over 1,200 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself. Additionally, we are evaluating new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. As our wholesale business shifts from UNEs to access-driven services, a majority of penalty credits have transitioned in the same manner and are now being recorded to access revenues instead of voice services revenue. Our maximum exposure to penalties under the PAPs has not been reduced by the recent deregulation legislation in Maine and New Hampshire or by the IRP in Vermont. In June 2014, Maine established a new POLR SQI standard. See "Item 1. Business—Regulatory and Legislative Environment" elsewhere in this annual report.

The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Year Ended December 31, 2014 vs. December 31, 2013		Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$12.5		$8.3
Decrease in revenues from special access pool (2)	(3.5)		(2.5)
(Increase) decrease in accrual of PAP penalties (3)	2.4		(3.3)
Divestiture of Idaho-based operations	(0.4)		(3.4)
Legacy access services (4)	(32.4)		(13.3)
Total changes in access revenues	$(21.4)	(7)%	$(14.2)	(4)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of December 31, 2014, we provide cellular transport on our Next Generation Network through over 1,700 mobile Ethernet backhaul connections compared to over 1,300 as of December 31, 2013.

(2)
In July 2013, we discontinued participation for wholesale DSL services within the National Exchange Carrier Association ("NECA") special access rate of return pool for our remaining rural operating companies.

(3)
During the years ended December 31, 2014, 2013 and 2012, PAP penalties resulted in a decrease of $1.2 million, $3.6 million and $0.3 million to access revenues, respectively, as a result of our failure to meet specified performance standards as defined by the provisions of the separate PAPs in Maine, New Hampshire and Vermont.

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
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the year ended December 31, 2014, retail Ethernet circuits grew by 20.6% to 5,611 circuits at December 31, 2014 compared to 4,651 circuits at December 31, 2013. Our broadband subscribers' penetration reached 39.9% of voice access lines at December 31, 2014 from 37.5% and 34.3% at December 31, 2013 and 2012, respectively. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Year Ended December 31, 2014 vs. December 31, 2013		Year Ended December 31, 2013 vs. December 31, 2012
	Increase	%	Increase	%
Retail Ethernet services (1)	$8.3		$8.9
Other data and Internet technology based services (2)	5.8		9.6
Total changes in data and Internet revenues	$14.1	9%	$18.5	13%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the years ended December 31, 2014, 2013 and 2012, we recognized $36.0 million, $27.7 million and $18.8 million, respectively, of retail Ethernet revenues from our Next Generation Network.

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

The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Year Ended December 31, 2014 vs. December 31, 2013		Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$1.1		$2.7
Late payment fees (2)	(1.3)		(1.6)
Other (3)	(0.8)		1.2
Total changes in other services revenues	$(1.0)	(2)%	$2.3	5%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to directory services, billing and collections and various other miscellaneous services revenues.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect the cost of services and sales to fluctuate with revenue and decrease due to lower employee expenses and lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein.
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Year Ended December 31, 2014 vs. December 31, 2013		Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(24.9)		$0.2
Labor negotiation related expense (2)	38.3		—
Severance expense (3)	(4.9)		3.4
Access expense (4)	(1.6)		(7.9)
Other (5)	(5.1)		(6.9)
Total changes in cost of services and sales	$1.8	—%	$(11.2)	(2)%

(1)
For the years ended December 31, 2014, 2013 and 2012, we recognized $162.4 million, $187.3 million and $187.1 million, respectively, of employee expense as cost of services and sales. The decrease for 2014 compared to 2013 is primarily due to the work stoppage described in "Labor Matters" herein as well as a reduction in headcount. The increase in employee expense for 2013 compared to 2012 was primarily due to an increase in overtime expenses and a decrease in capitalized labor, associated with a reduction in labor intensive capital projects in 2013 versus 2012, offset by fewer employees.

(2)	Labor negotiation related expense is primarily related to contracted services incurred during the fourth quarter of 2014 as a result of the work stoppage described in "Labor Matters" herein.

(3)	For the years ended December 31, 2014, 2013 and 2012, we recognized $1.0 million, $5.9 million and $2.5 million of severance expense, respectively, attributed to the reduction in our workforce.

(4)	Access expense continues to decrease primarily due to increased usage of our IP infrastructure, which has enabled us to significantly reduce the associated costs of utilizing other carriers.

(5)	Other cost of services and sales has decreased primarily due to lower network expenses and motor vehicle expenses.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, pension and post-retirement healthcare) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to decrease primarily due to favorable changes in our represented employee qualified pension plan and because of the elimination of the represented employee post-retirement healthcare plan for all employees who retire after August 28, 2014 as well as lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein. However, changes in discount rates and assumptions may offset some of these expense savings. The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Year Ended December 31, 2014 vs. December 31, 2013		Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(12.8)		$1.4
Labor negotiation related expense (2)	33.3		—
Pension expense (3)	(8.1)		8.4
Post-retirement healthcare expense (4)	2.6		3.6
Operating taxes	(3.9)		(3.2)
Bad debt expense (5)	(0.6)		2.3
Severance expense (6)	(1.2)		(1.7)
Other (7)	(8.0)		(11.4)
Total changes in SG&A expense	$1.3	—%	$(0.6)	—%

(1)
For the years ended December 31, 2014, 2013 and 2012, we recognized $110.9 million, $123.7 million and $122.3 million, respectively, of employee expense in SG&A expense. The decrease in 2014 compared to 2013 is primarily attributable to a reduction in the accrual of our annual performance bonus amounts, a reduction in headcount and the work stoppage described in "Labor Matters" herein. Wages and benefits per employee were slightly higher in 2013 compared to 2012.

(2)	Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses.

(3)
Decrease in 2014 net periodic benefit cost for our qualified pension plans is primarily attributable to a decrease in service cost and lower amortized actuarial losses resulting from a reduction in the projected benefit obligation of approximately $41.1 million at December 31, 2013 compared to December 31, 2012 and was partially offset by an increase in interest cost. The decrease in the projected benefit obligation is attributed to an increase of approximately 84 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2013 compared to December 31, 2012. Increase in 2013 net periodic benefit costs is primarily attributable to an increase in the projected benefit obligation from reductions of approximately 55 basis points in the weighted average discount rate used to value the qualified pension obligations at December 31, 2012 compared to December 31, 2011. The larger projected benefit obligation served to increase service cost and interest cost recognized in 2013 compared to 2012. At December 31, 2013, we recognized actuarial gains of $42.8 million, which resulted in a decrease in the amount of actuarial losses being amortized in 2014 compared to 2013. At December 31, 2012, we recognized actuarial losses of $49.3 million, which resulted in an increase in the amount of actuarial losses being amortized in 2013 compared to the prior year. The actuarial gains/losses can be attributed primarily to the change in discount rates and the gains/losses incurred on payment of significant lump sums in each of those years. See note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our company-sponsored qualified pension plans.

(4)
Increase in 2014 net periodic benefit costs for our post-retirement healthcare plans is primarily attributable to an increase in interest cost resulting from an increase of approximately 78 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2013 partially offset by a decrease in the amortization of actuarial losses and service cost in 2014 compared to 2013. Increase in 2013 net periodic benefit costs is primarily attributable to an increase in the projected benefit obligation from reductions of approximately 46 basis points in the weighted average discount rate used to value the post-retirement healthcare obligations at December 31, 2012. The larger projected benefit obligation served to increase service cost and interest cost recognized in 2013 when compared to the prior year. At December 31, 2013, we recognized actuarial gains of $78.6 million, which resulted in a decrease in the amount of actuarial losses being amortized in 2014 compared to 2013. At December 31, 2012, we recognized actuarial losses of $42.3 million, which resulted in an increase in the amount of actuarial losses being amortized in 2013 compared to the prior year. The actuarial gains/losses can be attributed primarily to the change in discount rates. See note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our post-retirement healthcare plans.

(5)	For the years ended December 31, 2014, 2013 and 2012, we recognized $9.2 million, $9.8 million and $7.5 million of bad debt expense, respectively.

(6)
For the years ended December 31, 2014, 2013 and 2012, we recognized $1.0 million, $2.2 million and $3.9 million of severance expense, respectively. Since 2012 we have been working to consolidate operational functions and realign our human resources with the changing telecommunications landscape.

(7)	Decreases in other expenses is primarily due to contracted services and advertising costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. We expect to reduce our capital expenditures in the upcoming years, which will likely reduce our depreciation expense. We expect amortization expense to remain consistent throughout the remainder of our intangible assets' useful lives.
For the years ended December 31, 2014, 2013 and 2012, we recognized $209.7 million, $271.3 million and $365.5 million of depreciation expense, respectively. The decrease in depreciation expense for the year ended December 31, 2014 compared to December 31, 2013 and for December 31, 2013 compared to December 31, 2012 was primarily related to certain asset classes becoming fully depreciated during 2013 and the impact of changes to the estimated remaining useful lives implemented in 2013. We recognized $11.1 million, $11.1 million and $11.2 million of amortization expense in the years ended December 31, 2014, 2013 and 2012, respectively.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all of the remaining claims have been closed. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of December 31, 2014, the Claims Reserve has a balance of $0.2 million.
Interest Expense
The following table reflects a summary of interest expense recorded during the years ended December 31, 2014, 2013 and 2012, respectively (in millions):

	Years Ended December 31,
	2014	2013	2012
Credit Agreement Loans	$49.5	$44.1	$—
Notes	26.3	23.0	—
Old Credit Agreement Loans	—	7.7	66.6
Amortization of debt issue costs	1.1	0.9	0.7
Amortization of debt discount	2.9	2.3	—
Other interest expense	0.6	0.7	0.3
Total interest expense	$80.4	$78.7	$67.6
Interest expense increased $1.7 million (2%) in the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest expense is primarily attributable to the amortization of the debt discount and debt issuance fees related to the Credit Agreement Loans as a result of the Refinancing (as defined hereinafter in "Liquidity and Capital Resources—Debt—February 2013 Refinancing"), partially offset by lower weighted average long-term debt outstanding during 2014 as compared to 2013.
Interest on borrowings under the Old Credit Agreement accrued at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Old Credit Agreement Loans accrued interest at 6.50%. During the year ended December 31, 2012, the Old Credit Agreement Loans had an outstanding weighted average balance of $987.3 million, taking into consideration $43.0 million of principal payments made on our Old Term Loan in 2012, of which $33.0 million exceeded the scheduled payments and was allocated to the final payment due at maturity. During the first half of the first quarter of 2013, the Old Credit Agreement Loans had an outstanding weighted average balance of $952.3 million, taking into consideration $10.5 million of prepayments made during that period.
On February 14, 2013, in connection with the Refinancing, we repaid the entire outstanding balance of the Old Credit Agreement Loans, issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility. The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. Generally, the Term Loan accrued interest at 7.50% during 2014 and for the time period in 2013 after issuance. Regularly scheduled amortization payments of $1.6 million were made on the Term Loan at the end of the second, third and fourth quarters of 2013 and at the end of each quarter of 2014. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of December 31, 2014, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they did not have an impact on interest expense in 2013 or 2014.
Interest expense increased $11.1 million (16%) in the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest expense is primarily attributable to the increase in interest rates and amortization of the debt discount and debt issuance fees related to the Credit Agreement Loans as a result of the Refinancing, partially offset by lower weighted average long-term debt outstanding during 2013 as compared to 2012.
For further information regarding the Credit Agreement Loans and the Notes, see "Liquidity and Capital Resources—Debt" herein and note (7) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Loss on Debt Refinancing
On February 14, 2013, we completed the Refinancing (as defined hereinafter in "Liquidity and Capital Resources—Debt—February 2013 Refinancing") and paid all amounts outstanding under the Old Credit Agreement. In connection with this Refinancing, we incurred $5.6 million in related fees and wrote off $1.2 million of debt issue costs and other prepayments related to the Old Credit Agreement.
Other Income
Other income generally includes non-operating gains and losses. During the years ended December 31, 2014, 2013 and 2012, net other income was $7.5 million, $4.9 million and $0.7 million, respectively. 2013 included a one-time settlement of $3.3 million.
On the Effective Date, as required by the Plan, the FairPoint Litigation Trust (the "Trust") was created and the Company transferred to the Trust the "Litigation Trust Claims", as defined in the FairPoint Litigation Trust Agreement among the Company, its subsidiaries and the trustee. The Trust thereafter settled the "Litigation Trust Claims" against Verizon Communications Inc. During 2014, we received payment from the settlement proceeds and recorded one-time, non-operating income of $6.7 million.
Income Taxes
The Company recorded a tax benefit on the loss from continuing operations for the years ended December 31, 2014, 2013 and 2012 of $29.8 million, $90.3 million and $95.6 million, respectively, which equates to an effective tax rate of 17.9%, 46.6% and 38.4%, respectively. For 2014, the effective tax rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes. For 2013, the effective tax rate differs from the statutory rate primarily due to state taxes, as well as a decrease to the valuation allowance. For 2012, the effective tax rate differs from the statutory rate primarily due to state taxes, as well as favorable provision to return permanent adjustments, partially offset by an increase to the valuation allowance for deferred tax assets.
Gain on Sale of Discontinued Operations, Net of Tax
On January 31, 2013, we completed the sale of our capital stock in our Idaho-based operations to Blackfoot Telecommunications Group for $30.5 million in gross cash proceeds. The operating results of these Idaho-based operations were immaterial and, accordingly, were not segregated as discontinued operations for reporting purposes. A gain, before $6.7 million of income taxes, of $16.7 million was recorded upon the closing of the transaction, which is reported within discontinued operations in the consolidated statement of operations for the year ended December 31, 2013.
For details of our Idaho-based operations' operating results, see note (17) "Assets Held for Sale and Discontinued Operations" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures, which exclude the effect of special items, may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, management believes the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Management believes earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude the effect of special items, provides a useful measure of covenant compliance and Unlevered Free Cash Flow may be useful to investors in assessing the Company's ability to generate cash and meet its debt service requirements. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in our Credit Agreement), costs, expenses and charges related to the renegotiation of labor contracts including, but not limited to, expenses for third-party vendors and losses related to disruption of operations (including any associated penalties under service level agreements and regulatory performance plans) are permitted to be excluded from the calculation. We believe this includes, among others, the costs paid to third-parties for the contingent workforce and service quality penalties due to the disruption of operations. On October 17, 2014, two of our labor unions in northern New England initiated a work stoppage. As a result, significant union employee and vehicle and other related expenses related to northern New England were not incurred between October 17, 2014 and December 31, 2014 (the "work stoppage period"). Therefore, to assist in the evaluation of the Company's operating performance without the impact of the work stoppage, we estimated the union employee and vehicle and other related expenses using historical data for the work stoppage period that we believe would have been incurred absent the work stoppage ("Estimated Avoided Costs"). Estimated Avoided Costs is a pro forma estimate only. Actual costs absent the strike may have been different. In the fourth quarter of 2014, had our incumbent workforce been in place, actual labor costs may have been higher than the $33 million recorded as Estimated Avoided Costs due to significant winter storm activity that increased our service demands; however, those incremental storm-related costs would have been an allowed add back to Adjusted EBITDA under the Credit Agreement. Estimated employee expenses avoided during the work stoppage period include salaries and wages, bonus, overtime, capitalized labor, benefits, payroll taxes, travel expenses and other employee related costs based on a trailing 12-month average calculated per striking employee per day during the work stoppage period less any actual expense incurred. Estimated vehicle fuel and maintenance expense savings, which resulted from the contingent workforce utilizing their own vehicles, for the work stoppage period were estimated based on a trailing 12-month average of historical costs less actual expense incurred. Management believes "Adjusted EBITDA minus Estimated Avoided Costs" and "Unlevered Free Cash Flow minus Estimated Avoided Costs" may be useful to investors in understanding our operating performance without the impact of the two unions' work stoppage in northern New England as described elsewhere in this Annual Report.
However, the non-GAAP financial measures, as used herein, are not necessarily comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income or loss, operating income, cash flow or other combined income or cash flow data prepared in accordance with GAAP. Because of these limitations, Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow, Unlevered Free Cash Flow minus Estimated Avoided Costs and related ratios should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. The Company compensates for these limitations by relying primarily on its GAAP results and using the non-GAAP measures only supplementally.
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net loss is provided in the table below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net loss	$(136,319)	$(93,450)	$(153,294)
Income tax benefit	(29,778)	(90,291)	(95,560)
Interest expense	80,371	78,675	67,610
Depreciation and amortization	220,678	282,438	376,614
Pension expense (1a)	18,144	26,221	17,809
Post-retirement healthcare expense (1a)	57,138	54,469	50,875
Compensated absences (1b)	2,848	431	329
Severance	2,005	8,150	6,380
Reorganization costs (1c)	104	207	1,335
Storm expenses (1d)	145	2,598	3,000
Other non-cash items, net (1e)	2,537	1,902	3,518
Gain on sale of discontinued operations	—	(10,757)	—
Loss on debt refinancing	—	6,787	—
Labor negotiation related expense (1f)	73,590	648	—
All other allowed adjustments, net (1f)	(889)	(2,998)	(675)
Adjusted EBITDA (1) (3)	290,574	265,030	277,941
Estimated Avoided Costs (2)	(33,000)	—	—
Adjusted EBITDA minus Estimated Avoided Costs (2) (3)	$257,574	$265,030	$277,941

Adjusted EBITDA (1) (3)	$290,574	$265,030	$277,941
Pension contributions	(28,266)	(19,971)	(17,850)
Post-retirement healthcare payments	(5,808)	(3,470)	(3,183)
Capital expenditures	(119,489)	(128,298)	(145,066)
Unlevered Free Cash Flow (3)	137,011	113,291	111,842
Estimated Avoided Costs (2)	(33,000)	—	—
Unlevered Free Cash Flow minus Estimated Avoided Costs (2) (3)	$104,011	$113,291	$111,842

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's Credit Agreement), the Company adjusts net (loss) income for interest, income taxes, depreciation and amortization, in addition to:
a) the add-back of aggregate pension and post-retirement healthcare expense,
b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
c) the add-back of costs related to the reorganization, including professional fees for advisors and consultants,
d) the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
e) the add-back of other non-cash items, except to the extent they will require a cash payment in a future period, including impairment charges, and
f) the add-back (or subtraction) of other items, including facility and office closures, labor negotiation related expenses, non-cash gains/losses, and non-operating dividend and interest income and other extraordinary gains/losses.
(2) See paragraphs preceding the table above for information regarding the calculation.
(3) On October 16, 2014, we received payment from the Trust settlement proceeds and recorded one-time, non-operating income of $6.7 million, which is included in the calculation of Adjusted EBITDA. For further information regarding this payment, see "Results of Operations—Other Income" included herein.

Liquidity and Capital Resources
Overview
Our current and future liquidity is dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the Revolving Facility. Our short-term and long-term liquidity needs arise primarily from:

(i)	interest and principal payments on our indebtedness;

(ii)	capital expenditures;

(iii)	working capital requirements as may be needed to support and grow our business, including payments to contractors used during the work stoppage in northern New England; and

(iv)	contributions to our qualified pension plan and payments under our post-retirement healthcare plans.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement through the end of 2014 and expect to remain in compliance for 2015.
Cash Flows
Cash and cash equivalents at December 31, 2014 totaled $37.6 million compared to $42.7 million at December 31, 2013, excluding restricted cash of $0.6 million and $1.2 million, respectively. During 2014, cash flows from operations of $121.1 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses, were partially offset by cash outflows largely associated with $119.5 million of capital expenditures. During 2013, cash inflows were primarily associated with cash flow from operations of $171.1 million and proceeds from the sale of our Idaho-based operations of $30.5 million partially offset by the Refinancing (as defined in "Debt—February 2013 Refinancing" below) and $128.3 million of capital expenditures.
The following table sets forth our consolidated cash flow results reflected in our consolidated statements of cash flows (in millions):

	Years Ended December 31,

Net cash flows provided by (used in):	2014	2013	2012
Operating activities	$121.1	$171.1	$192.8
Investing activities	(118.4)	(96.0)	(144.3)
Financing activities	(7.8)	(55.6)	(42.6)
Net increase (decrease) in cash	$(5.1)	$19.5	$5.9
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for 2014 decreased $50.0 million compared to 2013, primarily due to a reduction in revenues, increased outflows for interest due to the timing of semi-annual payments on the Notes (as defined in "Debt—February 2013 Refinancing" below) in 2014 compared to 2013, as well as the full-year impact of higher interest rates resulting from financing, increased cash pension contributions and labor negotiation related expenses in 2014 compared to 2013.
Net cash provided by operating activities for 2013 decreased by $21.7 million compared to 2012, primarily because reduced revenue and related collections were not sufficiently offset by lower expenses. Net cash provided by operating activities for 2012 includes payment of $8.8 million in claims of the Predecessor Company, of which $3.8 million of these claims were paid using funds from the reserve for payment of outstanding bankruptcy claims (the "Cash Claims Reserve") established on the Effective Date. Accordingly, $5.0 million of cash on hand was used to pay claims of the Predecessor Company during 2012. During 2013, only $0.2 million of cash on hand was used to pay claims. During 2013 and 2012, $0.6 million and $10.8 million of the Cash Claims Reserve was reclaimed by the Company as a source of cash on hand, respectively.
Investing activities. Net cash used in investing activities for 2014 increased $22.4 million compared to 2013. In 2013, cash outflows in capital expenditures were partially offset by the sale of our Idaho-based operations during 2013 for $30.5 million in cash proceeds. Capital expenditures were $119.5 million, $128.3 million and $145.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Financing activities. Net cash used in financing activities for 2014 decreased $47.8 million compared to 2013. This decrease is largely due to the Refinancing (as defined hereinafter in "Liquidity and Capital Resources—Debt—February 2013 Refinancing") during 2013. 2013 increased $13.0 million compared to 2012, primarily due to the Refinancing.
Pension Contributions and Post-Retirement Healthcare Plan Expenditures
During the year ended December 31, 2014, we contributed $30.0 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $6.1 million under our post-retirement healthcare plans. Contributions to our qualified defined benefit pension plans in 2014 exceeded the minimum funding requirements under the Pension Protection Act of 2006.
On August 8, 2014, the Highway and Transportation Funding Act was signed into law. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher discount rate assumptions when determining the funded status and, accordingly, the funding obligations for its pension plans.
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
In 2015, we expect our aggregate cash pension contributions and cash post-retirement healthcare payments to be approximately $20 million. See "Item 1A. Risk Factors—The amount we are required to contribute to our qualified pension plans and post-retirement healthcare plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. In 2014, our net capital expenditures totaled $119.5 million, compared to $128.3 million in 2013. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2015, capital expenditures are expected to be lower than in 2014.
Debt
February 2013 Refinancing

On February 14, 2013 (the "Refinancing Closing Date"), we completed the refinancing of the Old Credit Agreement Loans (the "Refinancing"). In connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of 8.75% senior secured notes due in 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture that we entered into on the Refinancing Closing Date (the "Indenture") and (ii) entered into a new credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date. The Credit Agreement provides for a $75.0 million revolving credit facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit (the "Revolving Facility"), and a $640.0 million term loan facility (the "Term Loan" and, together with the Revolving Facility, the " Credit Agreement Loans"). On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The Credit Agreement Loans replaced the Old Credit Agreement Loans, which were terminated on the Refinancing Closing Date. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of December 31, 2014, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio. In the third quarter of 2013, we entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires us to pay a fixed rate of 2.665% and provides that we will receive a variable rate based on the three month LIBOR rate, subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to us will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (8) "Interest Rate Swap Agreements" to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at (i) 102.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2015 and (ii) 101.0% of the aggregate principal amount prepaid if such prepayment is made prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the years ended December 31, 2014 and 2013. In addition, we will not be required to make an excess cash flow payment for fiscal year 2014.
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
Events of Default. The Credit Agreement also contains customary events of default for a transaction of this type.
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
Off-Balance Sheet Arrangements
As of December 31, 2014 and December 31, 2013 we had $16.2 million and $15.9 million, respectively, in outstanding letters of credit under the Revolving Facility and $2.8 million and $1.8 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements other than our operating lease obligations, which are not reflected on our balance sheet. See “—Summary of Contractual Obligations” for further detail.

Summary of Contractual Obligations
The table set forth below contains information with regard to disclosures about contractual obligations and commercial commitments.
The following table discloses aggregate information about our contractual obligations as of December 31, 2014 and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including current maturities (a)	$928,800	$6,400	$12,800	$909,600	$—
Interest payments on long-term debt obligations (b)	321,107	75,585	223,461	22,061	—
Capital lease obligations, including current maturities	1,909	700	980	229	—
Operating lease obligations	21,081	7,484	9,750	3,145	702
Other long-term liabilities (c)	1,008,859	23,572	36,340	28,023	920,924
Total contractual obligations	$2,281,756	$113,741	$283,331	$963,058	$921,626

(a)
Long-term debt obligations exclude outstanding letters of credit totaling $16.2 million under the Revolving Facility at December 31, 2014. For more information, see note (7) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(b)	Interest payments represent cash payments on the long-term debt, including payments associated with interest rate swaps, while excluding amortization of capitalized debt issuance costs.

(c)
Other long-term liabilities primarily include our qualified pension and post-retirement healthcare obligations, and deferred tax liabilities. For more information, see notes (10) "Employee Benefit Plans" and (11) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. In addition,

(i)
The balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at December 31, 2014 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)	The balance includes the current portion of our post-retirement healthcare obligations of $6.0 million presented in the current portion of other accrued liabilities at December 31, 2014; and

(iii)
Our 2015 pension contribution is expected to be approximately $16 million and has been reflected as due in less than one year. Our actual contribution could differ from this estimation. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown and therefore the remaining accrued pension obligation has been reflected as due in more than 5 years.

Critical Accounting Policies and Estimates
As disclosed in note (2) "Significant Accounting Policies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, the preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Our critical accounting policies as of December 31, 2014 are as follows:

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
Accounting for Qualified Pension and Other Post-retirement Healthcare Benefits. Certain of our employees participate in our qualified pension plans and other post-retirement healthcare plans. In the aggregate, the projected benefit obligations of the qualified pension plans exceed the fair value of their respective assets and the post-retirement healthcare plans do not have plan assets, resulting in expense. Significant qualified pension and other post-retirement healthcare plan assumptions, including the discount rate used, the long-term rate-of-return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations reflected in our consolidated financial statements. The actuarial assumptions we used in determining our qualified pension and post-retirement healthcare plans obligations may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect our financial position or results of operations.
Our qualified pension and post-retirement liabilities are highly sensitive to changes in the discount rate. We currently estimate that a movement of 1% in the discount rate would change our December 31, 2014 qualified pension plan benefit obligations by approximately 19%. We currently estimate that a 1% fluctuation in the discount rate would change our December 31, 2014 post-retirement healthcare benefit obligations by approximately 22%.
The post-retirement healthcare benefit obligations are also highly sensitive to the medical trend rate assumption. A 1% increase in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2014 would result in an increase in the post-retirement healthcare benefit obligations of approximately $182.1 million and a 1% decrease in the medical trend rate assumed at December 31, 2014 would result in a decrease in the post-retirement healthcare benefit obligations of approximately $138.0 million.
For additional information on our qualified pension and post-retirement healthcare plans, see note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
FairPoint Communications files a consolidated income tax return with its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
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
We utilize the Black-Scholes option pricing model to calculate the fair value of our stock option grants. The key assumptions used in the Black-Scholes option pricing model are the expected life of the stock option, the expected dividend rate, the risk-free interest rate and expected volatility. The expected life of the stock options granted represents the period of time that the options are expected to be outstanding. The risk-free interest rates are based on United States Treasury yields in effect at the date of grant consistent with the expected life. The expected volatility reflects the historical volatility. Our assumptions of these key inputs, in addition to our assumption made about the portion of the awards that will ultimately vest, requires subjective judgment.
For additional information on share-based awards, including key assumptions used in calculating the grant date fair values, see note (15) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Valuation of Long-lived Assets and Indefinite-lived Intangible Assets. We review our long-lived assets, which include our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review non-amortizable intangible assets for impairment on at least an annual basis as of the first day of the fourth quarter of each year, or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

•	an inability to perform at levels that were forecasted;

•	a decline in planned revenues;

•	a permanent decline in market capitalization;

•	implementation of restructuring plans;

•	changes in industry trends; and/or

•	unfavorable changes in our capital structure, cost of debt, interest rates or capital expenditures levels.
Our only non-amortizable intangible asset is the FairPoint trade name. An annual quantitative impairment analysis was performed on October 1, 2014. We assess the fair value of our trade name utilizing the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. For this annual impairment review, we made certain assumptions including an estimated royalty rate, long-term growth rate, effective tax rate and discount rate and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale and other revenues not generated through brand recognition. As of October 1, 2014, the estimated fair value exceeded the carrying value; therefore, an impairment was not necessary. We performed another quantitative analysis as of December 31, 2014 and the estimated fair value exceeded the carrying value by approximately 4%; therefore, an impairment was not necessary. However, future changes in one or more of our assumptions discussed above may result in the recognition of an impairment loss. For example, an increase in the discount rate of 41 basis points could result in an impairment loss.
For additional information on our FairPoint trade name, see note (5) "Other Intangible Assets" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of December 31, 2014, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of December 31, 2014, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on December 31, 2014, the entire $628.8 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our consolidated financial statements. For example, with the principal balance of the Term Loan as of December 31, 2014, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.3 million on an annual basis.
For further information regarding the Credit Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note (7) "Long-Term Debt" and note (8) "Interest Rate Swap Agreements" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liability and the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Payment of significant lump sum payments, lower returns on plan assets, decrease in the fair value of plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Annual Report. For activity in our qualified pension plan assets, see note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control Over Financial Reporting
We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company as of December 31, 2014 using the criteria for effective internal control established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management determined that the Company's internal control over financial reporting was effective as of December 31, 2014.
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
Ajay Sabherwal
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communication, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 4, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited FairPoint Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FairPoint Communications, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FairPoint Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 4, 2015

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets:
Cash	$37,587	$42,700
Restricted cash	—	543
Accounts receivable, net	71,545	89,248
Prepaid expenses	25,360	26,552
Other current assets	5,406	3,876
Deferred income tax, net	7,638	18,250
Total current assets	147,536	181,169
Property, plant and equipment, net	1,213,729	1,301,292
Intangible assets, net	94,879	105,886
Debt issue costs, net	5,949	7,101
Restricted cash	651	651
Other assets	3,214	3,799
Total assets	$1,465,958	$1,599,898

Liabilities and Stockholders' Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	627	1,445
Accounts payable	62,985	37,876
Claims payable and estimated claims accrual	216	256
Accrued interest payable	9,978	9,977
Accrued payroll and related expenses	25,218	34,897
Other accrued liabilities	47,147	55,994
Total current liabilities	152,571	146,845
Capital lease obligations	962	447
Accrued pension obligations	212,806	153,534
Accrued post-retirement healthcare obligations	735,351	584,734
Deferred income taxes	35,231	85,948
Other long-term liabilities	21,131	25,864
Long-term debt, net of current portion	908,190	911,722
Total long-term liabilities	1,913,671	1,762,249
Total liabilities	2,066,242	1,909,094
Commitments and contingencies (See Note 18)
Stockholders' deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,710,569 and 26,480,837 shares issued and outstanding at December 31, 2014 and 2013, respectively	267	264
Additional paid-in capital	516,080	512,008
Retained deficit	(798,008)	(661,689)
Accumulated other comprehensive loss	(318,623)	(159,779)
Total stockholders' deficit	(600,284)	(309,196)
Total liabilities and stockholders' deficit	$1,465,958	$1,599,898

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,

	2014	2013	2012

Revenues	$901,396	$939,354	$973,649
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	440,979	439,217	450,441
Selling, general and administrative expense, excluding depreciation and amortization	332,909	331,656	332,243
Depreciation and amortization	220,678	282,438	376,614
Reorganization related income (expense)	104	(771)	(3,666)
Total operating expenses	994,670	1,052,540	1,155,632
Loss from operations	(93,274)	(113,186)	(181,983)
Other income (expense):
Interest expense	(80,371)	(78,675)	(67,610)
Loss on debt refinancing	—	(6,787)	—
Other	7,548	4,863	739
Total other expense	(72,823)	(80,599)	(66,871)
Loss before income taxes	(166,097)	(193,785)	(248,854)
Income tax benefit	29,778	90,291	95,560
Net loss from continuing operations	(136,319)	(103,494)	(153,294)
Gain on sale of discontinued operations, net of taxes	—	10,044	—
Net loss	$(136,319)	$(93,450)	$(153,294)

Weighted average shares outstanding:
Basic	26,449	26,190	25,987
Diluted	26,449	26,190	25,987

(Loss) income per share, basic:
Continuing operations	$(5.15)	$(3.95)	$(5.90)
Discontinued operations	—	0.38	—
Loss per share, basic	$(5.15)	$(3.57)	$(5.90)

(Loss) income per share, diluted:
Continuing operations	$(5.15)	$(3.95)	$(5.90)
Discontinued operations	—	0.38	—
Loss per share, diluted	$(5.15)	$(3.57)	$(5.90)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,

	2014	2013	2012

Net loss	$(136,319)	$(93,450)	$(153,294)
Other comprehensive (loss) income, net of taxes:
Interest rate swaps (net of $0.7 million and $0.4 million tax benefit)	(1,037)	(601)	—
Qualified pension and post-retirement healthcare plans (net of $8.6 million tax benefit, $45.6 million tax expense, $19.7 million tax benefit, respectively)	(157,807)	96,811	(62,495)
Total other comprehensive income (loss)	(158,844)	96,210	(62,495)
Comprehensive income (loss)	$(295,163)	$2,760	$(215,789)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

	Common stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss) income	Total stockholders' equity (deficit)
	Shares	Amount

Balance at December 31, 2011	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)
Net loss	—	—	—	(153,294)	—	(153,294)
Issuance of common stock	100	—	—	—	—	—
Forfeiture of restricted stock	(22)	—	—	—	—	—
Exercise of stock options	14		64			64
Stock-based compensation expense	—	—	4,055	—	—	4,055
Employee benefit adjustment to comprehensive loss	—	—	—	—	(62,495)	(62,495)
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)
Net loss	—	—	—	(93,450)	—	(93,450)
Issuance of common stock	185	2	(2)	—	—	—
Forfeiture of restricted stock	(7)	—	—	—	—	—
Exercise of stock options	14	—	50	—	—	50
Stock-based compensation expense	—	—	5,807	—	—	5,807
Interest rate swaps other comprehensive loss	—	—	—	—	(601)	(601)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	86,841	86,841
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	9,970	9,970
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)
Net Loss	—	—	—	(136,319)	—	(136,319)
Issuance of common stock	217	3	(3)	—	—	—
Forfeiture of restricted stock	(12)	—	—	—	—	—
Exercise of stock options	25	—	(199)	—	—	(199)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Interest rate swaps other comprehensive loss	—	—	—	—	(1,037)	(1,037)
Employee benefit other comprehensive loss before reclassifications	—	—	—	—	(166,673)	(166,673)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	8,866	8,866
Balance at December 31, 2014	26,711	$267	$516,080	$(798,008)	$(318,623)	$(600,284)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(136,319)	$(93,450)	$(153,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(29,864)	(94,369)	(96,778)
Provision for uncollectible revenue	9,218	9,806	7,506
Depreciation and amortization	220,678	282,438	376,614
Post-retirement healthcare	51,337	51,035	47,692
Qualified pension	(10,129)	6,250	(42)
Gain on sale of discontinued operations, net	—	(10,044)	—
Loss on debt refinancing	—	6,787	—
Stock-based compensation	4,274	5,807	4,055
Loss on abandoned projects	174	201	2,862
Other non-cash items	1,963	(906)	(3,189)
Changes in assets and liabilities arising from operations:
Accounts receivable	8,485	(12,127)	9,587
Prepaid and other assets	(338)	(7,044)	(3,301)
Restricted cash	463	5,698	(6,164)
Accounts payable and accrued liabilities	5,068	(2,070)	3,364
Accrued interest payable	1	9,801	(332)
Other assets and liabilities, net	(3,988)	13,721	(4,198)
Reorganization adjustments:
Non-cash reorganization income	—	(980)	(5,002)
Claims payable and estimated claims accrual	(40)	(46)	(8,824)
Restricted cash—Cash Claims Reserve	80	577	22,219
Total adjustments	257,382	264,535	346,069
Net cash provided by operating activities	121,063	171,085	192,775
Cash flows from investing activities:
Net capital additions	(119,489)	(128,298)	(145,066)
Proceeds from sale of business	—	30,452	—
Distributions from investments and proceeds from the sale of property and equipment	1,126	1,895	759
Net cash used in investing activities	(118,363)	(95,951)	(144,307)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	920,590	—
Financing costs	—	(13,217)	—
Repayments of long-term debt	(6,400)	(961,800)	(43,000)
Restricted cash	—	—	1,573
Proceeds from exercise of stock options	32	55	64
Repayment of capital lease obligations	(1,445)	(1,265)	(1,252)
Net cash used in financing activities	(7,813)	(55,637)	(42,615)
Net change	(5,113)	19,497	5,853
Cash, beginning of period	42,700	23,203	17,350
Cash, end of period	$37,587	$42,700	$23,203

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$75,520	$64,786	$66,619
Income tax paid, net of refunds	2,363	1,647	562
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	13,120	8,067	9,501
Capital lease obligations	1,142	467	—
Reorganization costs paid	—	324	1,197
Non-cash settlement of claims payable	—	—	7,668

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
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive, next-generation fiber network with more than 16,000 miles of fiber optic cable in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of December 31, 2014, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2014, the Company operated with approximately 1.1 million access line equivalents in service, including approximately 322,000 broadband subscribers.
Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation.
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
As of December 31, 2014 and December 31, 2013, unearned revenue expected in the next 12 months of $19.0 million and $18.0 million, respectively, was included in current other accrued liabilities on the consolidated balance sheets. As of December 31, 2014 and December 31, 2013, unearned revenue expected thereafter of $9.3 million and $10.5 million, respectively, was included in other long-term liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of December 31, 2014 and 2013, customer deposits of $3.4 million and $6.8 million, respectively, were included in current other accrued liabilities on the consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
The Company was subject to retail service quality plans in Maine, New Hampshire and Vermont in 2012 and for a portion of 2013 in Maine and Vermont, pursuant to which automatic service quality index ("SQI") penalties were imposed upon the Company's failure to meet the requirements of the respective plans. Penalties resulting from these commitments were recorded as a reduction to revenue and to current other accrued liabilities on the consolidated balance sheets. On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new provider of last resort ("POLR") SQI standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. On January 13, 2015, the MPUC issued a Notice of Investigation to review our service quality in Maine. In addition, the Vermont Public Service Board opened an investigation into service quality on December 3, 2014 at the request of the Department of Public Service. The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in each of the states of Maine, New Hampshire and Vermont, pursuant to which FairPoint is required to provide performance credits in the event the Company is unable to meet the provisions of the respective PAP. Penalties resulting from these commitments are recorded as a reduction to revenue. In Maine and New Hampshire, these penalties are recorded as a reduction to accounts receivable on the consolidated balance sheets since they are paid by the Company in the form of credits applied to CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities on the consolidated balance sheets as a majority of these penalties are paid to the Vermont Universal Service Fund ("VUSF"), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.

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
The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,

	2014	2013	2012

Balance, beginning of period	$13,142	$18,863	$11,497
Provision charged to expense	9,218	9,806	7,506
Provision charged to other accounts (a)	(43)	(163)	(341)
Amounts written off, net of recoveries (b)	(12,423)	(15,364)	211
Assets held for sale adjustment	—	—	(10)
Balance, end of period	$9,894	$13,142	$18,863

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.

(b)	Net recoveries for the year ended December 31, 2012 are primarily due to settlements with wholesale carriers for accounts receivable previously reserved as uncollectible.
(e) Credit Risk
The financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and gross accounts receivable existing at December 31, 2014. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to accounts receivable are principally related to trade receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.
The Company sponsors qualified pension plans for certain employees. Plan assets associated with these qualified pension plans are held by third party trustees and investments are comprised principally of debt and equity securities. The fair value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional Company contributions to the qualified pension plans in order to meet funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For additional information regarding the plan assets of the Company's qualified pension plans, including the December 31, 2014 balance at risk, see note (10) "Employee Benefit Plans" herein.

(f) Property, Plant and Equipment
In connection with the Company's adoption of fresh start accounting on the Effective Date, accumulated depreciation was reset to zero and the net carrying value of the Company's existing property, plant and equipment assets were revalued to their fair value, generally their appraised value after considering economic obsolescence. New remaining useful asset lives were established for each asset ranging from two to twenty-three years.
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
Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network related assets. Capitalized interest is reported as part of the cost of the network related assets and as a reduction in interest expense. See "(i) Computer Software and Interest Costs" herein for additional information.
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
As of December 31, 2014, the Company performed its routine review of impairment triggering events specified by the Property, Plant and Equipment Topic of the ASC and concluded that it does not believe a triggering event has occurred with respect to property, plant and equipment and intangible assets subject to amortization.
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
During the years ended December 31, 2014, 2013, and 2012, the Company capitalized $18.0 million, $20.0 million and $9.5 million, respectively, in software costs. The Company capitalized $0.1 million, $0.1 million and $0.1 million, respectively, in interest costs for the years ended December 31, 2014, 2013 and 2012.
As of the year ended December 31, 2014, the gross value and accumulated depreciation of the capitalized software was $153.1 million and $115.3 million, respectively. As of the year ended December 31, 2013 the gross value and accumulated depreciation of the capitalized software was $135.0 million and $104.0 million, respectively. During the years ended December 31, 2014, 2013 and 2012, amortization expense on the capitalized software was $11.4 million, $15.4 million and $47.2 million, respectively, and is expected to be $12.5 million in 2015, $10.8 million in 2016, $8.2 million in 2017, $5.1 million in 2018 and $1.2 million in 2019, respectively.
(j) Impairment of Other Intangible Assets
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
For its non-amortizable intangible asset impairment assessments of the FairPoint trade name, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applies these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues and other revenues not generated through brand recognition. As of October 1, 2014, the estimated fair value exceeded the carrying value in the Company's quantitative analysis; therefore, an impairment was not necessary. The Company performed another quantitative analysis as of December 31, 2014 and the estimated fair value exceeded the carrying value by approximately 4%; therefore, an impairment was not necessary. However, future changes in one or more of the assumptions discussed above may result in the recognition of an impairment loss.
Amortizable Intangible Assets. Amortizable intangible assets must be reviewed for impairment as part of long-lived assets whenever indicators of impairment exist. See "(g) Long-Lived Assets" herein for additional information.
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
FairPoint Communications files a consolidated income tax return with its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
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

(m) Employee Benefit Plans

The Company accounts for qualified pension plans and other post-retirement healthcare plans in accordance with the Compensation-Retirement Benefits Topic of the ASC. The Company recognizes the overfunded or underfunded status of its qualified defined benefit plans and post-retirement healthcare plans as either an asset or liability, respectively, on the consolidated balance sheets. Actuarial gains and losses that arise during the year are recognized as a component of comprehensive loss, net of applicable income taxes, and included in accumulated other comprehensive loss. These gains and losses are amortized over future years as a component of the net periodic benefit cost.
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
(o) Other Liabilities
Accrued Bonuses. As of December 31, 2014 and 2013, accrued bonuses of $6.2 million and $14.3 million, respectively, were included in accrued payroll and related liabilities on the consolidated balance sheets.
Unfavorable intangible assets. As of December 31, 2013, unfavorable union contracts of $2.1 million were included in other long-term liabilities; however, they were fully amortized during 2014 as a reduction of employee expense within operating expenses.
(p) Advertising Costs
Advertising costs are expensed as they are incurred. During the years ended December 31, 2014, 2013 and 2012, advertising costs were $9.8 million, $9.9 million and $10.1 million, respectively.
(q) Interest Rate Swap Agreements
In the third quarter of 2013, the Company entered into interest rate swap agreements. For further information regarding these interest rate swap agreements, see note (8) "Interest Rate Swap Agreements." The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the ASC, the Company records its interest rate swaps on the consolidated balance sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test.
(3) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2013-11, which is designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This new guidance became effective for the Company on January 1, 2014. The Company adopted this ASU during the quarter ended March 31, 2014 and it did not have a material impact on the Company's consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the adoption of this pronouncement will have a material impact on the Company's consolidated financial statements.

(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(5) Other Intangible Assets
Indefinite-lived Intangible Asset
At December 31, 2014 and 2013, the Company's trade name is recorded at $39.2 million. On October 1, 2014 and October 1, 2013, the Company performed its annual non-amortizable intangible asset quantitative analysis and concluded that there was no impairment at that time. As of December 31, 2014, the Company performed its routine review of impairment indicators specified by the Intangibles—Goodwill and Other Topic of the ASC and performed another quantitative analysis. As of December 31, 2014, the estimated fair value exceeded the carrying value by approximately 4%; therefore, an impairment was not necessary.
Other Amortizable Intangible Assets
The Company's amortizable intangible assets are as follows (in thousands):

	December 31, 2014	December 31, 2013
Customer lists (weighted average 9.0 years):
Gross carrying amount	$99,000	$99,000
Less: accumulated amortization	(43,290)	(32,290)
Net customer lists	55,710	66,710
Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	410
Less: accumulated amortization	(410)	(403)
Net favorable leasehold agreements	—	7
Total amortizable intangible assets, net (weighted average 8.9 years)	$55,710	$66,717
Amortization expense of the Company's amortizable intangible assets was $11.0 million, $11.1 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is expected to be approximately $11.0 million in 2015, 2016, 2017, 2018 and 2019, respectively.
(6) Property, Plant and Equipment
A summary of property, plant and equipment is shown below (in thousands):

	Estimated Life	December 31, 2014	December 31, 2013
	(in years)
Land	—	$34,932	$35,585
Buildings	40	199,159	191,348
Central office equipment	7 – 10	604,621	559,304
Outside communications plant	15 – 35	1,124,865	1,091,238
Furniture, vehicles and other work equipment	5 – 15	224,728	197,439
Plant under construction	—	90,979	93,734
Other	—	19,860	18,881
Total property, plant and equipment		2,299,144	2,187,529
Less: Accumulated depreciation		(1,085,415)	(886,237)
Net property, plant and equipment		$1,213,729	$1,301,292
Depreciation expense, excluding amortization of intangible assets, for the years ended December 31, 2014, 2013 and 2012 was $209.7 million, $271.3 million and $365.5 million, respectively. Depreciation expense includes amortization of assets recorded under capital leases.
The Company recorded a negligible amount of asset retirement obligations during the year ended December 31, 2014. Accretion expense, revisions in cash flow estimates and liability settlements were insignificant during the year. The Company's asset retirement obligations are included as a component of other accrued liabilities or other long-term liabilities in the consolidated balance sheets based on the expected timing of the obligation. As of December 31, 2014, the Company's asset retirement liability of $4.4 million consisted of $1.1 million in other accrued liabilities and $3.3 million in other long-term liabilities. As of December 31, 2013, the Company's asset retirement liability of $4.3 million consisted of $1.1 million in other accrued liabilities and $3.2 million in other long-term liabilities.
(7) Long-term Debt
Long-term debt for the Company at December 31, 2014 and 2013 is shown below (in thousands):

	December 31, 2014	December 31, 2013

Term Loan, due 2019 (weighted average rate of 7.50%)	$628,800	$635,200
Discount on Term Loan (a)	(14,210)	(17,078)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	$914,590	$918,122
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$908,190	$911,722

(a)
The $14.2 million and $17.1 million discount on the Term Loan (as defined below) as of December 31, 2014 and December 31, 2013, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of December 31, 2014, the Company had $58.8 million, net of $16.2 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).

The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the five years subsequent to December 31, 2014 are as follows (in thousands):

Year ending December 31,	Balance Due
2015	$6,400
2016	6,400
2017	6,400
2018	6,400
2019	903,200
Total long-term debt, including current portion	$928,800
Refinancing
On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced the Old Credit Agreement Loans (as defined herein) (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent, and (ii) entered into a credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The Credit Agreement provides for a $75.0 million revolving credit facility (the ''Revolving Facility''), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the '' Term Loan'' and, together with the Revolving Facility, the ''Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the Old Term Loan (as defined herein), plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
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
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrue at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communication's consolidated total leverage ratio, as defined in the Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communication's consolidated total leverage ratio.
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
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of December 31, 2014, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
Events of Default. The Credit Agreement also contains customary events of default for a transaction of this type.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2014, FairPoint Communications was in compliance with all covenants under the Indenture.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of FairPoint Communications and certain of its subsidiaries.
Old Credit Agreement
On January 24, 2011, FairPoint Communications and FairPoint Logistics, Inc. (collectively, the "Old Credit Agreement Borrowers") entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan (the "Old Term Loan" and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). On January 24, 2011, the Company paid to the lenders providing the Old Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Old Credit Agreement Loans accrued at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Old Term Loan, or (b) a base rate plus 3.50% per annum, which base rate was equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) the applicable LIBOR plus 1.00%. In addition, the Company was required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Old Revolving Facility. The entire outstanding principal amount of the Old Credit Agreement Loans was to be due and payable on January 24, 2016. The Old Credit Agreement required quarterly repayments of principal of the Old

Term Loan after the first anniversary of January 24, 2011. During 2012 and in the first quarter of 2013, prior to the Old Credit Agreement being retired, the Company made $43.0 and $10.5 million, respectively, of principal payments on the Old Term Loan.
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
Debt Issue Costs
On February 14, 2013, the Company completed the Refinancing and capitalized $7.6 million of debt issue costs associated with the Credit Agreement and Notes. These debt issue costs are being amortized over a weighted average life of 6.2 years using the effective interest method.
As of December 31, 2014 and 2013, the Company had capitalized debt issue costs of $5.9 million and $7.1 million, respectively, net of amortization.
(8) Interest Rate Swap Agreements

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

In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two-year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015.

The effect of the Company’s interest rate swap agreements on the consolidated balance sheet at December 31, 2014 and December 31, 2013 are shown below (in thousands):

	As of December 31, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$2,742

	As of December 31, 2013
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$1,005
The gross effect of the Company’s interest rate swap agreements on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2014 and December 31, 2013 are shown below (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss on Derivative (Effective Portion) (Pre-tax)
	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest Rate Swaps	$1,737	$1,005
There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The Company estimates that none of the amount reported in accumulated other comprehensive loss for interest rate swaps is expected to be reclassified to interest expense in the next 12 months.
Each interest rate swap agreement contains a provision whereby if the Company defaults on any of its indebtedness, the Company may also be declared in default under the interest rate swap agreements.
(9) Fair Value
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded in 2014 or 2013.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of December 31, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$2,742	$—
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

Long-term debt is not carried at fair value, but measured on a recurring basis. The estimated fair values of the Company's long-term debt as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$614,590	$619,368	$618,122	$655,844
Notes, 8.75%, due 2019	300,000	301,890	300,000	318,000
Total	$914,590	$921,258	$918,122	$973,844

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $14.2 million and $17.1 million as of December 31, 2014 and December 31, 2013, respectively.
For a discussion of the fair value measurement of the Company's pension plan assets, see note (10) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Qualified Pension Plan Assets".
(10) Employee Benefit Plans
The Company sponsors noncontributory qualified defined benefit pension plans ("qualified pension plans") and a post-retirement healthcare benefit plan which provide certain cash payments and medical, dental and life insurance benefits to eligible retired employees and their beneficiaries and covered dependents. These plans were created as part of the acquisition of the Northern New England operations from Verizon and mirrored the prior Verizon plans.
On August 2, 2014, the Company’s collective bargaining agreements with two of its labor unions expired. On August 28, 2014, the Company informed the unions that the parties were at impasse and on that date implemented its final proposals at that time that included, among other changes, elimination of post-retirement healthcare benefits for represented employees and freezing the pension plan effective as of October 14, 2014. As further discussed in Note 20, on February 22, 2015, the collective bargaining agreements with these two unions were ratified. Given the uncertainty around the outcome of these labor negotiations that existed at December 31, 2014, the Company has not recognized the impact of the changes to the benefit plans available to represented employees implemented at impasse or those agreed to upon ratification of the collective bargaining agreements.
The Company maintains a qualified pension plan for represented employees. Participants in this plan accrue benefits in accordance with the respective plan document and contractual requirements in the collective bargaining agreements. The accrued benefits for active participants through October 14, 2014 were frozen and the pension plan was closed to new participants effective October 14, 2014. With ratification of the collective bargaining agreements on February 22, 2015, future benefit accruals for eligible pension plan participants will be made at 50% of the benefit accrual rate prior to the plan freeze on October 14, 2014 and will be capped after 30 years of total credited service.
Effective August 28, 2014, active represented employees were no longer eligible for post-retirement healthcare plan benefits. Employees who retire on or after August 28, 2014 are permitted to participate in the post-retirement healthcare plan providing benefits to non-represented employees (the “OPEB Plan”). Upon ratification of the collective bargaining agreements on February 22, 2015 and for 30 months thereafter, active represented employees who retire and meet the eligibility requirements and their spouses are eligible to receive certain monthly reimbursements of medical insurance premiums until the retiree reaches age 65 or dies.
During the fourth quarter of 2014, the Company amended the OPEB Plan to allow the retirees receiving benefits under a separate post-retirement healthcare plan for represented employees to participate in the OPEB Plan. Effective January 1, 2015, the represented retirees were transferred to the OPEB Plan and the post-retirement healthcare plan for represented employees was terminated.
The qualified pension plan, which covers non-represented employees, is frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in this plan.
The Company makes contributions to the qualified pension plans to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and has the ability to elect to make additional discretionary contributions. The post-retirement healthcare plans are unfunded and the Company funds the benefits that are paid. Annually, and as necessary, the Company remeasures the net liabilities of its qualified pension and other post-retirement healthcare benefits in accordance with the Compensation-Retirement Benefits Topic of the ASC.
Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the year ended December 31, 2014 and the year ended December 31, 2013 (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2014	Year Ended December 31, 2013
Fair value of plan assets:
Beginning fair value of plan assets	$175,242	$166,304
Actual return on plan assets	7,553	18,883
Plan settlements	(2,935)	(7,931)
Employer contributions	30,000	21,800
Benefits paid	(14,450)	(23,814)
Ending fair value of plan assets	195,410	175,242
Projected benefit obligation:
Beginning projected benefit obligation	$328,776	$369,841
Service cost	14,760	18,543
Interest cost	15,367	14,934
Plan settlements	(2,935)	(7,931)
Benefits paid	(14,450)	(23,814)
Actuarial loss (gain)	66,698	(42,797)
Ending projected benefit obligation	408,216	328,776
Funded status	$(212,806)	$(153,534)

Accumulated benefit obligation	$366,649	$290,910

Amounts recognized in the consolidated balance sheet:
Long-term liabilities	$(212,806)	$(153,534)
Net amount recognized in the consolidated balance sheet	$(212,806)	$(153,534)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(130,294)	$(60,349)
Net amount recognized in accumulated other comprehensive loss	$(130,294)	$(60,349)

	Post-retirement Healthcare Plans

	Year Ended December 31, 2014	Year Ended December 31, 2013
Fair value of plan assets:
Beginning fair value of plan assets	$—	$—
Employer contributions	6,097	3,704
Benefits paid	(6,097)	(3,704)
Ending fair value of plan assets	—	—
Projected benefit obligation:
Beginning projected benefit obligation	$590,435	$621,443
Service cost	24,969	26,712
Interest cost	29,908	24,555
Plan amendment (a)	(46,277)	—
Benefits paid	(6,097)	(3,704)
Actuarial loss (gain)	148,434	(78,571)
Ending projected benefit obligation	741,372	590,435
Funded status	$(741,372)	$(590,435)

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(6,021)	$(5,701)
Long-term liabilities	(735,351)	(584,734)
Net amount recognized in the consolidated balance sheet	$(741,372)	$(590,435)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$45,329	$—
Net actuarial loss	$(253,740)	$(111,960)
Net amount recognized in accumulated other comprehensive loss	$(208,411)	$(111,960)
(a) In the fourth quarter of 2014, the Company amended its OPEB Plan to permit the former represented employees currently receiving post-retirement healthcare benefits to participate in that plan. Effective January 1, 2015, the former represented employees were transferred from their current plan to the OPEB Plan. The healthcare plan options available in the OPEB Plan contain higher deductibles, co-pays and co-insurance requirements than the healthcare plan options in the post-retirement healthcare plan for former represented employees. Accordingly, the Company recognized a gain as a result of the plan amendment, which will be accounted for as a prior service credit.
Qualified Pension Plan Assets. The investment objective for the qualified pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits in the future while minimizing the risk of loss of principal. The Company's strategy emphasizes a long-term equity orientation, global diversification and financial and operating risk controls. Both active and passive management investment approaches are employed depending on perceived market efficiencies and various other factors. Diversification targets of 75% equity securities and 25% fixed income securities for the represented employees plan seeks to minimize the concentration of market risk. For the qualified pension plan for the non-represented employees, the diversification target is 35% equity securities and 65% fixed income securities and is invested using primarily a liability driven investment strategy. The asset allocation at December 31, 2014 for the Company's qualified pension plan assets was as follows:

	Non-Represented Employees Plan	Represented Employees Plan	Total Qualified Pension Plans

Cash and cash equivalents (a)	0.6%	0.4%	0.4%
Equity securities (b)	31.3%	74.9%	68.3%
Fixed income securities	68.1%	24.7%	31.3%
Plan asset portfolio allocation at December 31, 2014	100.0%	100.0%	100.0%

(a)	Cash and cash equivalents at December 31, 2014 include amounts pending settlement from the purchase or sale of equity or fixed income securities.

(b)	Equity securities at December 31, 2014 include amounts held in hedged equity funds which primarily invest using a "fund of funds" strategy in multiple other equity funds.
The fair values for the qualified pension plan assets by asset category at December 31, 2014 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$848	$848	$—	$—
Equity securities (a)	133,446	79,896	53,199	351
Fixed income securities	61,116	26,803	34,313	—
Fair value of plan assets at December 31, 2014	$195,410	$107,547	$87,512	$351

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
The fair values for the qualified pension plan assets by asset category at December 31, 2013 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,677	$1,677	$—	$—
Equity securities (a)	107,683	69,381	26,591	11,711
Fixed income securities	65,882	28,942	36,940	—
Fair value of plan assets at December 31, 2013	$175,242	$100,000	$63,531	$11,711

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy, as outlined in note (9) "Fair Value".
Equity securities include direct holdings of equity securities and units held in mutual funds that invest in equity securities of domestic and international corporations in a variety of industry sectors. The direct holdings and units held in publicly traded mutual funds are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values for units held in mutual funds that invest in equity securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy. The fair values of hedged equity funds are estimated using net asset value per share of the investments. The Company has the ability to redeem these investments at net asset value on a limited basis and thus has classified hedged equity funds within Level 3 of the fair value hierarchy. The Company is liquidating its positions in all its hedged equity funds per the terms of its investment agreements with such hedge equity funds.
Fixed income securities are investments in mutual funds that invest in corporate bonds, treasury securities and other debt instruments. These securities are expected to provide significant diversification benefits, in terms of asset volatility and pension funding volatility, in the portfolio and a stable source of income. Units held in publicly traded mutual funds that invest in fixed income securities are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values of mutual funds that invest in fixed income securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy.
A reconciliation of the beginning and ending balance of plan assets that are measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013 and the year ended December 31, 2014 is as follows (in thousands):

Hedged Equity Funds
Balance at December 31, 2012	$11,869
Actual gain on plan assets held	2,083
Purchases, sales and settlements, net	(2,241)
Balance at December 31, 2013	$11,711
Actual gain (loss) on plan assets held	145
Purchases, sales and settlements, net	(11,505)
Balance at December 31, 2014	$351

Net Periodic Benefit Cost. Components of the net periodic benefit cost related to the Company's qualified pension plans and post-retirement healthcare plans for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Service cost	$14,760	$18,543	$15,489
Interest cost	15,367	14,934	14,565
Expected return on plan assets	(13,525)	(12,462)	(13,268)
Amortization of actuarial loss	2,054	5,585	2,213
Plan settlement	671	1,683	445
Net periodic benefit cost	$19,327	$28,283	$19,444

	Post-retirement Healthcare Plans

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Service cost	$24,969	$26,712	$25,423
Interest cost	29,908	24,555	23,958
Expected return on plan assets	—	—	(33)
Amortization of prior service credit	(948)	—	—
Amortization of actuarial loss	6,654	7,398	6,194
Net periodic benefit cost	$60,583	$58,665	$55,542

Other Comprehensive Loss. Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows for the years ended December 31, 2014, 2013 and 2012, respectively, (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Amounts recognized in other comprehensive loss:
Net (gain) loss arising during the period	$72,670	$(49,218)	$48,632
Amortization or settlement recognition of net loss	(2,725)	(7,268)	(2,658)
Total amount recognized in other comprehensive loss	$69,945	$(56,486)	$45,974

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Net actuarial loss	(7,421)	(2,156)	(4,870)
Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(7,421)	$(2,156)	$(4,870)

	Post-retirement Healthcare Plans

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Amounts recognized in other comprehensive loss:
Prior service credit	(46,277)	—	—
Net (gain) loss arising during the period	148,434	(78,571)	42,405
Amortization of prior service credit	948	—	—
Amortization or settlement recognition of net loss	(6,654)	(7,398)	(6,194)
Total amount recognized in other comprehensive loss	$96,451	$(85,969)	$36,211

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Prior service credit	5,782	—	—
Net actuarial loss	(14,389)	(3,694)	(8,941)
Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(8,607)	$(3,694)	$(8,941)
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

Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations are as follows:

	December 31, 2014	December 31, 2013
Qualified Pension Plans:
Discount rate	4.04%	4.92%
Rate of compensation increase (a)	3.00%	3.00%
Post-retirement Healthcare Plans:
Discount rate	4.14%	4.98%
Rate of compensation increase (a)	4.00%	4.00%

(a)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.
Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic cost are as follows:

	Years Ended December 31,

	2014	2013	2012
Qualified Pension Plans:
Discount rate	4.92%	4.08%	4.63%
Expected return on plan assets (a)	7.66%	7.54%	7.52%
Rate of compensation increase (b)	3.00%	3.00%	3.00%
Post-retirement Healthcare Plans:
Discount rate	4.98%	4.20%	4.66%
Rate of compensation increase (b)	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 (a)	7.90%	8.10%	8.40%
Healthcare cost trend rate assumed for participants over 65 (a)	7.90%	8.10%	8.40%
Rate that the cost trend rates ultimately declines to	4.50%	4.50%	4.50%
Year that the rates reach the terminal rate	2030	2030	2030

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

Post-retirement Healthcare Plan Sensitivity. A 1% change in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2014 would have the following effects (in thousands):

Increase (Decrease)
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$14,152
Effect on benefit obligation	$182,080
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(10,719)
Effect on benefit obligation	$(138,046)
The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement healthcare benefits at December 31, 2014 is as follows (in thousands):

Increase (Decrease)

Change in projected benefit obligation	$(35,554)

Change in each component of net periodic cost:
Service cost	$(1,356)
Interest cost	(1,641)
Amortization of loss	(2,149)
Total change in net periodic cost	$(5,146)
Estimated Future Contributions and Benefit Payments
Legislation enacted in 2014 changed the method in determining the discount rate used for calculating a qualified pension plan’s unfunded liability. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2015 minimum required pension plan contribution is significantly lower than it would have been in the absence of this stabilization provision.
Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement healthcare benefit payments as of December 31, 2014 are as follows (in thousands):

	Qualified Pension Plans	Post-retirement Healthcare Plans

Expected employer contributions for fiscal year 2015	$16,190	$6,021
Expected benefit payments for fiscal years:
2015	$6,311	$6,021
2016	7,165	7,506
2017	8,244	9,199
2018	10,447	11,166
2019	11,347	13,439
2020-2024	81,870	109,814
Expected subsidy for fiscal years:
2015		$12
2016		28
2017		48
2018		76
2019		114
2020-2024		1,610

401(k) Savings Plans
The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Telecom Group employees and northern New England management employees, and one voluntary 401(k) savings plan that covers all eligible northern New England represented employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes an amount of matching contributions to the 401(k) Plans determined by the Company at its discretion for management employees and based on collective bargaining agreements for all other employees. For the 401(k) Plan years ended December 31, 2014, 2013 and 2012, the Company generally matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $9.5 million, $9.9 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(11) Income Taxes
Income Tax Benefit (Expense)
Income tax benefit (expense) for the years ended December 31, 2014, 2013, 2012, respectively, consists of the following components (in thousands):

	Years Ended December 31,

	2014	2013	2012
Current:
Federal	$—	$(924)	$—
State and local	(86)	(3,154)	(1,218)
Total current income tax (expense) benefit	(86)	(4,078)	(1,218)
Deferred:
Federal	25,081	77,341	77,010
State and local	4,783	17,028	19,768
Total deferred income tax benefit	29,864	94,369	96,778
Total income tax benefit	$29,778	$90,291	$95,560
Total income tax (expense) benefit was different than that computed by applying United States federal income tax rates to (loss) income before income taxes for the years ended December 31, 2014, 2013 and 2012.
For the year ended December 31, 2014, the effective tax rate to calculate the tax benefit on $166.1 million of pre-tax loss was 17.9%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by a benefit related to state taxes.
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
A reconciliation of the Company's statutory tax rate to its effective tax rate is presented below (in percentages):

	Years Ended December 31,
	2014	2013	2012
Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
State income tax (benefit) expense, net of federal income tax (benefit) expense	(2.1)	(4.8)	(4.8)
Restructuring charges	—	—	0.1
Other, net	0.3	0.6	(0.1)
Valuation allowance	18.9	(7.4)	1.4
Effective income tax (benefit) rate	(17.9)%	(46.6)%	(38.4)%

Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Federal and state tax loss carryforwards	$95,629	$76,570
Employee benefits	395,806	313,760
Allowance for doubtful accounts	3,613	5,290
Alternative minimum tax and other state credits	4,808	4,925
Capitalized restructuring costs	3,355	3,973
Accrued professional services	—	3,838
Deferred Revenue	3,896	1,719
Other, net	3,492	7,527
Total gross deferred tax assets	510,599	417,602
Deferred tax liabilities:
Property, plant, and equipment	235,524	269,908
Goodwill and other intangible assets	33,003	36,121
Other, net	9,808	12,498
Total gross deferred tax liabilities	278,335	318,527
Net deferred tax assets (liabilities) before valuation allowance	232,264	99,075
Valuation allowance	(259,857)	(166,773)
Net deferred tax liabilities	$(27,593)	$(67,698)
At December 31, 2014, the Company had gross federal NOL carryforwards of $247.2 million after taking into consideration the NOL tax attribute reduction resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2019 to 2034. At December 31, 2014, the Company had a net, after attribute reduction, state NOL deferred tax asset of $12.9 million. The Company's remaining state NOL carryforwards will expire from 2015 to 2034. At December 31, 2014, the Company had no alternative minimum tax credit carryover and had $4.8 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes it can use the NOLs even with these restrictions in place based on its current income projections.
Valuation Allowance. At December 31, 2014 and 2013, the Company established a valuation allowance against its deferred tax assets of $259.9 million and $166.8 million, respectively, which consist of a $217.8 million and $136.4 million federal allowance, respectively, and a $42.1 million and $30.4 million state allowance, respectively. During 2014 and 2013, an increase in the Company's valuation allowance of approximately $58.2 million and a decrease of approximately $10.9 million, respectively, was allocated to accumulated other comprehensive loss in the consolidated balance sheets. During 2013, as a result of the Company's change in the estimated useful lives for certain fixed assets and change in realizability of certain state credits, the Company recognized a $14.8 million reduction in the beginning of the year valuation allowance that was allocated to continuing operations.
The following is activity in the Company's valuation allowance for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$(166,773)	$(192,492)	$(172,875)
(Increase) decrease allocated to other comprehensive loss	(58,254)	10,884	(13,804)
(Increase) decrease allocated to continuing operations	(34,830)	14,835	(5,813)
Balance, end of period	$(259,857)	$(166,773)	$(192,492)

Unrecognized Tax Benefits. As of December 31, 2014, the Company's total unrecognized tax benefits were $4.0 million, which were recorded as a reduction of the Company's federal and state NOL carryforwards. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2012	$3,785
Additions for tax positions related to the current year	11
Additions for tax positions of prior years	1,059
Balance as of December 31, 2013	$4,855
Additions for tax positions related to the current year	34
Additions for tax positions of prior years	205
Decrease for settlements with taxing authorities	(1,059)
Balance as of December 31, 2014	$4,035
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014, the Company made payments of interest and penalties in the amount of $0.1 million. During the years ended December 31, 2013 and 2012, the Company did not make any payments of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at December 31, 2014 and 2013, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2010. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of December 31, 2014 and 2013, respectively, the Company does not have any significant jurisdictional tax audits.
(12) Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss, net of income tax, were as follows (in thousands):

In thousands	December 31, 2014	December 31, 2013
Accumulated other comprehensive loss, net of taxes:
Fair value of interest rate swaps	$(1,638)	$(601)
Qualified pension and post-retirement healthcare plans	(316,985)	(159,178)
Total accumulated other comprehensive loss, net of taxes	$(318,623)	$(159,779)
Other comprehensive loss for the years ended December 31, 2014 and 2013, respectively, includes changes in the fair value of the Company's cash flow hedges, actuarial losses and prior service credits related to the qualified pension and post-retirement healthcare plans arising during the respective periods and amortization of these actuarial losses and prior service credits. For further detail of amounts recognized in other comprehensive loss related to the cash flow hedges, see note (8) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive loss related to the qualified pension and post-retirement healthcare plans, see note (10) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Loss" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive loss to the consolidated statement of operations (in thousands):

Year Ended December 31, 2014
Employee benefits:
Amortization of actuarial loss (a)	$8,708
Amortization of prior service credit (a)	(948)
Plan settlement (a)	671
Total employee benefit amounts reclassified from accumulated other comprehensive loss	8,431
Tax expense	435
Total employee benefit amounts reclassified from accumulated other comprehensive loss, net	$8,866
(a) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See note (10) "Employee Benefit Plans" for details.
Net actuarial losses are amortized over the estimated remaining years of service for the active participants in the respective plans. Prior service credits are amortized over eight years. There were no amounts reclassified from accumulated other comprehensive loss related to interest rate swaps for the years ended December 31, 2014 or 2013, respectively.
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
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Years Ended December 31,
	2014	2013	2012
Weighted average number of common shares used for basic earnings per share (a)	26,449,408	26,189,668	25,987,483
Effect of potential dilutive shares (b)	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,449,408	26,189,668	25,987,483
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	5,589,283	5,284,459	4,954,778

(a)
Weighted average number of common shares used for basic earnings per share excludes 316,230, 278,681 and 245,602 weighted average shares of non-vested restricted stock as of the years ended December 31, 2014, 2013 and 2012, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the consolidated balance sheets.

(b)
Since the Company incurred a net loss for the years ended December 31, 2014, 2013 and 2012, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the Long Term Incentive Plan (as defined hereinafter in note (15) "Stock-Based Compensation").

(14) Stockholders' Deficit
At December 31, 2014, 37,500,000 shares of common stock were authorized and 26,710,569 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.

The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants may be exercised at any time on or before January 24, 2018.
(15) Stock-Based Compensation
Stock-based compensation expense recognized in the financial statements is as follows (in thousands):

	Years Ended December 31,

	2014	2013	2012

Amounts charged against income, before income tax benefit	$4,274	$5,807	$4,055
Amount of related income tax benefit recognized in income	(1,714)	(2,326)	(1,656)
Total net loss impact	$2,560	$3,481	$2,399
At December 31, 2014, the Company had $3.3 million of stock-based compensation cost related to non-vested awards that will be recognized over a weighted average period of 1.83 years, all of which is related to awards granted under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan").
Long Term Incentive Plan
The Long Term Incentive Plan provides for grants of up to 5,674,277 shares of common stock awards, of which stock options and restricted stock awards and other types of equity awards can be granted. As of December 31, 2014, there are 2,877,285 shares available for grant under the Long Term Incentive Plan. Each stock option granted reduces the availability under the Long Term Incentive Plan by one share. Prior to the approval of the amendment and restatement of the Long Term Incentive Plan by the Company's stockholders on May 12, 2014, each restricted stock award granted reduced the availability under the Long Term Incentive Plan by one share and on or after May 12, 2014 each restricted stock award granted reduces the availability by 1.35 shares. Upon the exercise of each stock option or vesting of each restricted share award, one new share of common stock will be issued.
For the years ended December 31, 2014, 2013 and 2012, the Company has granted shares of restricted stock and stock options with one of the following vesting terms: (i) vest immediately; (ii) vest 100% on the first anniversary; (iii) vest over three equal annual installments, with one-third vesting on the first anniversary of the grant date and one-third on the second and third anniversaries thereafter or (iv) vest 25% immediately and 25% on the first, second and third anniversaries thereafter.

Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will generally expire 90 days after an employee's termination with the Company, unless the Company is in a blackout period. Stock option activity under the Long Term Incentive Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	947,737	$24.29
Granted (a)	347,880	4.82
Exercised	(14,212)	4.51
Forfeited	(87,783)	19.32
Expired	(63,793)	23.96
Outstanding at December 31, 2012	1,129,829	$18.95
Granted (a)	368,016	9.37
Exercised	(18,750)	4.63
Forfeited	(41,893)	11.95
Expired	(38,079)	22.29
Outstanding at December 31, 2013	1,399,123	$16.74
Granted (a)	462,374	13.31
Exercised (b)	(51,050)	6.28
Forfeited	(2,005)	4.31
Expired	(33,597)	23.65
Outstanding at December 31, 2014	1,774,845	$16.03	7.4

Exercisable at December 31, 2014 (c)	1,198,318	$18.31	6.8
Vested and Expected to Vest at December 31, 2014 (d)	1,766,262	$16.04	7.3

(a)
During the years ended December 31, 2014, 2013 and 2012, the weighted average grant date fair value of stock options granted was $3.2 million, $1.5 million and $0.7 million, respectively. For purposes of determining compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted were as follows:

	Years Ended December 31,

	2014	2013	2012

Expected life (1)	5.5 - 6.5 years	5.5 - 6 years	5.75 - 6 years
Expected dividend (2)	—	—	—
Expected volatility (3)	51%	45%	45%
Risk-free interest rate (4)	1.63% - 2.19%	0.77% - 1.92%	0.82% - 1.21%

(1)
The 5.5-year, 5.75-year, 6.0-year and 6.5-year expected lives (estimated period of time outstanding) of stock options granted were estimated using the ‘Simplified Method' which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of the Company's employees.

(2)	For all stock options granted during 2012, 2013 and 2014, no dividends are planned to be paid over the contractual term of the stock options resulting in the use of a zero expected dividend rate.

(3)
The expected volatility rate is based on the observed historical volatilities of the Company's common stock and observed historical and implied volatilities of comparable companies, which were adjusted to account for the various differences between the comparable companies and the Company.

(4)	The risk-free interest rate is specific to the date of grant and is based on the United States Treasury constant maturity market yield in effect at the time of the grant.

(b)	During the years ended December 31, 2014 and 2013, the total intrinsic value of stock options that were exercised was $0.4 million and negligible, respectively.

(c)
Based upon a fair market value of the common stock as of December 31, 2014 of $14.21 per share, the stock options that are exercisable have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $2.6 million.

(d)
Based upon a fair market value of the common stock as of December 31, 2014 of $14.21 per share, the stock options that have vested and are expected to vest have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $4.3 million.

Based upon the respective grant fair value, the aggregate fair value of stock options that vested during the years ended December 31, 2014 , 2013, and 2012 was $2.9 million, $2.2 million, and $2.0 million, respectively.
Restricted Stock Awards. Restricted stock award activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2011	351,998	$18.26
Granted (a)	30,000	$5.51
Vested (b)	(116,202)	18.26
Forfeited	(21,550)	18.49
Non-vested at December 31, 2012	244,246	$16.65
Granted (a)	184,610	$9.46
Vested (b)	(157,318)	$15.24
Forfeited	(6,883)	$10.43
Non-vested at December 31, 2013	264,655	$12.64
Granted (a)	216,586	$13.21
Vested (b)	(249,205)	$13.58
Non-vested at December 31, 2014	232,036	$12.15

(a)
The grant date fair value per share of the restricted stock awards under the Long Term Incentive Plan is calculated as the fair market value per share of the common stock on the date of grant. During the years ended December 31, 2014, 2013 and 2012, the weighted average grant date fair value of restricted stock awards granted was $2.9 million, $1.7 million, and $0.2 million, respectively.

(b)
Based upon the respective grant date fair value, the aggregate fair value of restricted stock which vested during the year ended December 31, 2014, 2013 and 2012 was $3.4 million, $2.4 million and $2.1 million, respectively.

(16) Business Concentrations
Geographic
As of December 31, 2014, approximately 85% of the Company's access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company's services and a resulting loss of access line equivalents which could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and/or the market price of the Company's outstanding securities.
In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.
Labor
As of December 31, 2014, we employed a total of 3,052 employees, 1,914, or 63%, of whom were covered by 13 collective bargaining agreements. As of December 31, 2014, approximately 1,700 employees were covered by two collective bargaining agreements that expired during 2014. See note (10) "Employee Benefit Plans" and note (18) "Commitments and Contingencies" for additional information.
(17) Assets Held for Sale and Discontinued Operations
On November 28, 2012, the Company entered into an agreement to sell the capital stock of its Idaho-based operations to Blackfoot Telecommunications Group ("Blackfoot") of Missoula, Montana. The closing of the transaction was completed on January 31, 2013 for $30.5 million in gross cash proceeds. Eleven FairPoint employees joined the Blackfoot organization at closing. The Company recorded a gain, before $6.7 million of income taxes, of $16.7 million upon the closing of the transaction, which was reported within discontinued operations in the consolidated statement of operations for the year ended December 31, 2013. Due to differences between the book and tax basis of the Idaho-based operations, the gain reported on the sale for income tax purposes was $27.1 million.
The Idaho-based operations were immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Years Ended December 31,

	2013 (a)	2012
Revenue	$674	$7,874
Income before income taxes	477	3,813

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.
(18) Commitments and Contingencies
(a) Leases
The Company currently leases real estate and fleet vehicles under capital and operating leases expiring through the year ending 2023. The Company accounts for leases using the straight-line method, which amortizes contracted total payments evenly over the lease term.
Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2015	$700	$7,484
2016	586	5,568
2017	394	4,182
2018	161	2,294
2019	68	851
Thereafter	—	702
Total minimum lease payments	$1,909	$21,081
Less: interest and executory cost	(320)
Present value of minimum lease payments	1,589
Less: current installments	(627)
Long-term obligations at December 31, 2014	$962
Total rent expense was $13.3 million, $12.5 million and $12.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.
(b) Legal Proceedings
From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company's management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. Notwithstanding that the Company emerged from Chapter 11 protection on the Effective Date, one creditor's claim is still being litigated.
Notwithstanding the foregoing, the Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. At this time, an estimate of the impact, if any, of these lawsuits cannot be made.
(c) Restricted Cash
As of December 31, 2014, the Company had $0.7 million of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the balance sheet. As of December 31, 2013, the Company had $1.2 million of restricted cash, of which $0.1 million was from the reserve for payment of outstanding bankruptcy claims (the "Cash Claims Reserve") established on the Effective Date, $0.4 million was reserved for broadband build-out in New Hampshire and $0.7 million was restricted for other purposes. During 2013, $0.6 million of the Cash Claims Reserve was released due to favorable resolution of claims, $2.8 million of restricted cash reserved for broadband build-out in Vermont was utilized and $2.9 million of restricted cash reserved for broadband build-out in New Hampshire was utilized.
(d) Magnitude of Bankruptcy Claims
Claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. As of February 27, 2015, through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $15.2 million of these claims have been withdrawn by the respective creditors. There is one tax claimant that still has pending claims in the amount of $0.2 million that were remanded back to the state court or have been disallowed and have been appealed by the claimant for the second time.
(19) Quarterly Financial Information (Unaudited)
The quarterly information presented below represents selected quarterly financial results for the quarters ended March 31, June 30, September 30, and December 31, 2014 and 2013 (in thousands, except per share data).

2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$230,557	$225,597	$228,120	$217,122
Net loss	(32,237)	(22,680)	(37,778)	(43,624)
Loss per share:
Basic	$(1.22)	$(0.86)	$(1.43)	$(1.65)
Diluted	$(1.22)	$(0.86)	$(1.43)	$(1.65)

2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$235,469	$234,500	$235,989	$233,396
Gain on sale of discontinued operations, net of tax	10,044	—	—	—
Net income (loss)	(47,485)	(43,108)	(8,960)	6,103
(Loss) earnings per share, basic:
Continuing operations	$(2.20)	$(1.64)	$(0.34)	$0.23
Discontinued operations	0.38	—	—	—
(Loss) earnings per share, basic	$(1.82)	$(1.64)	$(0.34)	$0.23

(Loss) earnings per share, diluted:
Continuing operations	$(2.20)	$(1.64)	$(0.34)	$0.23
Discontinued operations	0.38	—	—	—
(Loss) earnings per share, diluted	$(1.82)	$(1.64)	$(0.34)	$0.23

(20) Subsequent Events
On February 22, 2015, the Company entered into collective bargaining agreements with two of its labor unions in northern New England covering approximately 1,700 employees in the aggregate. The qualified defined benefit pension plan for represented employees is closed for new employees. For existing employees, past accruals have been frozen and future defined benefit accruals will be at 50% of prior rates and capped after 30 years of total credited service. In addition, the post-retirement healthcare plan for active represented employees has been eliminated, except for a transitional monthly stipend for eligible employees who elect to retire in the first 30 months of the contract period. To be eligible for the stipend, an employee must, among other criteria, have been granted a pension under the qualified defined benefit pension plan.
As a result of the changes to the Company's employee benefits resulting from the collective bargaining agreements, the pension and post-retirement healthcare plans will be remeasured and adjusted in the first quarter of 2015. The Company expects this to result in a decrease in the associated liabilities. Had the terms of the collective bargaining agreements relative to pension and post-retirement healthcare plans been used to value the Company’s pension and post-retirement healthcare obligations at December 31, 2014, assuming all assumptions used to value the obligations on that date (including the discount rates) remained unchanged, the Company estimates that the accrued pension obligations on the consolidated balance sheet would have been lower by approximately $35 million to $45 million and the accrued post-retirement healthcare obligations on the consolidated balance sheet would have been lower by approximately $620 million to $640 million. In addition, the Company estimates a decrease in the deferred income tax asset associated with the qualified pension and post-retirement healthcare obligations, partially offset by a decrease in the valuation allowance, of approximately $30 million to $40 million as of December 31, 2014. The Company does not expect any impact on its net operating loss carryforwards. Estimates as of December 31, 2014 are presented for comparative purposes only. The obligations for the Company’s qualified pension plan for represented employees and our post-retirement healthcare plan will each be remeasured and, therefore the actual results may differ materially from our December 31, 2014 estimates for reasons that may include, among others, changes in discount rates, changes in census data and/or changes in other assumptions.

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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

FAIRPOINT COMMUNICATIONS, INC.

By:	/s/ Paul H. Sunu	Date:	March 4, 2015
Paul H. Sunu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul H. Sunu	Date:	March 4, 2015
Paul H. Sunu, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Ajay Sabherwal	Date:	March 4, 2015
Ajay Sabherwal, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John T. Hogshire	Date:	March 4, 2015
John T. Hogshire, Senior Vice President and Controller
(Principal Accounting Officer)

By:	/s/ Peter D. Aquino	Date:	March 4, 2015
Peter D. Aquino, Director

By:	/s/ Dennis J. Austin	Date:	March 4, 2015
Dennis J. Austin, Director

By:	/s/ Peter C. Gingold	Date:	March 4, 2015
Peter C. Gingold, Director

By:	/s/ Edward D. Horowitz	Date:	March 4, 2015
Edward D. Horowitz, Chairman of the Board of Directors

By:	/s/ Michael J. Mahoney	Date:	March 4, 2015
Michael J. Mahoney, Director

By:	/s/ Michael K. Robinson	Date:	March 4, 2015
Michael K. Robinson, Director

By:	/s/ David L. Treadwell	Date:	March 4, 2015
David L. Treadwell, Director

By:	/s/ Wayne Wilson	Date:	March 4, 2015
Wayne Wilson, Director

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

4.4
Indenture, dated as February 14, 2013, among FairPoint, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent. (18)

4.5	First Supplemental Indenture, dated as of September 16, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. (21)

10.1	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.(18)

10.2	Pledge Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.(18)

10.3
Credit Agreement, dated as of February 14, 2013, among FairPoint, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. (18)

10.4	Pledge Agreement, dated as of February 14, 2013, made by FairPoint and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent. (18)

10.5	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (18)

10.6	Continuing Guaranty, dated as of February 14, 2013, made by the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent. (18)

10.7	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.8	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.9	Form of Director Indemnity Agreement.(4)

10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its subsidiaries.(5)

10.11	Amended and Restated Employment Agreement, dated as of April 9, 2013, by and between FairPoint and Paul H. Sunu.†(20)

10.12	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Ajay Sabherwal. † (19)

10.13	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Shirley J. Linn. † (19)

10.14	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Peter G. Nixon. † (19)

10.15	Employment Agreement, made and entered into as of November 15, 2012, by and between FairPoint and Anthony A. Tomae. † (19)

10.16	Employment Agreement, made and entered into as of July 1, 2011 by and between FairPoint and Kenneth W. Amburn. † (22)

Exhibit No.	Description
10.17	First Amendment to July 1, 2011 Employment Agreement, effective as of July 1, 2014, by and between FairPoint and Kenneth W. Amburn. † (24)

10.18	Employment Agreement, made and entered into as of July 1, 2014, by and between FairPoint and John J. Lunny. † (25)

10.19	Employment Agreement, made and entered into as of November 20, 2014, by and between FairPoint and Karen D. Turner. † *

10.20	FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (23)

10.21	Form of Non-Incentive Stock Option Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (23)

10.22	Form of Restricted Share Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (23)

10.23	Form of Stock Option Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (23)

10.24	Form of Restricted Share Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (23)

10.25
Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period Beginning January 1, 2015 for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan. † (26)

10.26	Form of Restricted Share Award Agreement relating to the FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.27	Form of Non-Incentive Stock Option Award Agreement relating to the FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.28	FairPoint Communications, Inc. Incentive Recoupment Policy. †(16)

10.29	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(6)

10.30	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007.(7)

10.31	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(8)

10.32	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(9)

10.33	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)

10.34	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)

10.35	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics.(14)

14.2	FairPoint Code of Ethics for Financial Professionals.(10)

21	Subsidiaries of FairPoint.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

Exhibit No.	Description
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

99.1	Order, dated January 13, 2011, Confirming Debtors' Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(11)

99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(12)

99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(13)

99.5	FairPoint Insider Trading Policy, as revised October 30, 2014.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(6)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.

(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(9)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(10)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(12)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

(13)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 27, 2008.

(14)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2010.

(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2011.

(16)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2012.

(17)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on November 13, 2012.

(18)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(19)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2012.

(20)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2013.

(21)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.

(22)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31,

2013.

(23)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 12, 2014.

(24)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on July 2, 2014.

(25)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2014.

(26)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 22, 2015.