Form 10-Q
period 2015-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2015-05-06
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 1, 2015, there were 26,880,253 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "projects", "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

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

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives, labor negotiations and any resulting financial or operational impact;

•
material technological developments and changes in the communications industry, including declines in access lines and disruption of our third party suppliers' provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressures on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and other post-employment benefit plans;

•	the impact of lump sum payments related to lump sum benefits under certain of our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Cash	$10,316	$37,587
Accounts receivable (net of $11.4 million and $9.9 million allowance for doubtful accounts, respectively)	70,109	71,545
Prepaid expenses	22,732	25,360
Other current assets	3,476	5,406
Deferred income tax, net	9,824	7,638
Total current assets	116,457	147,536
Property, plant and equipment (net of $1,133.7 million and $1,085.4 million accumulated depreciation, respectively)	1,187,946	1,213,729
Intangible assets (net of $46.5 million and $43.7 million accumulated amortization, respectively)	92,129	94,879
Restricted cash	651	651
Other assets	2,999	3,214
Total assets	$1,400,182	$1,460,009

Liabilities and Stockholders’ Equity/(Deficit):
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	612	627
Accounts payable	51,140	62,985
Claims payable and estimated claims accrual	216	216
Accrued interest payable	3,415	9,978
Accrued payroll and related expenses	33,198	25,218
Other accrued liabilities	48,429	47,147
Total current liabilities	143,410	152,571
Capital lease obligations	1,017	962
Accrued pension obligations	166,847	212,806
Accrued other post-employment benefit obligations	101,971	735,351
Deferred income taxes	37,665	35,231
Other long-term liabilities	19,910	21,131
Long-term debt, net of current portion	901,682	902,241
Total long-term liabilities	1,229,092	1,907,722
Total liabilities	1,372,502	2,060,293
Commitments and contingencies (See Note 13)
Stockholders’ equity/(deficit):
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,876,280 and 26,710,569 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	269	267
Additional paid-in capital	518,719	516,080
Retained deficit	(843,221)	(798,008)
Accumulated other comprehensive income/(loss)	351,913	(318,623)
Total stockholders’ equity/(deficit)	27,680	(600,284)
Total liabilities and stockholders’ equity/(deficit)	$1,400,182	$1,460,009

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2015 and 2014
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$213,974	$230,557
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	134,381	115,566
Selling, general and administrative expense	48,948	83,016
Depreciation and amortization	55,306	54,071
Reorganization related expense	7	18
Total operating expenses	238,642	252,671
Loss from operations	(24,668)	(22,114)
Other income/(expense):
Interest expense	(19,819)	(20,008)
Other	175	215
Total other expense	(19,644)	(19,793)
Loss before income taxes	(44,312)	(41,907)
Income tax benefit/(expense)	(901)	9,670
Net loss	$(45,213)	$(32,237)

Weighted average shares outstanding:
Basic	26,588	26,392
Diluted	26,588	26,392

Loss per share, basic	$(1.70)	$(1.22)

Loss per share, diluted	$(1.70)	$(1.22)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three Months Ended March 31, 2015 and 2014
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(45,213)	$(32,237)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $0.3 million and $0.2 million tax benefit, respectively)	(488)	(296)
Qualified pension and other post-employment benefit plans (net of $0 and $0.6 million tax expense, respectively)	671,024	872
Total other comprehensive income	670,536	576
Comprehensive Income/(Loss)	$625,323	$(31,661)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity/(Deficit)
Three Months Ended March 31, 2015
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income/(loss)	Total stockholders' equity/(deficit)
	Shares	Amount
Balance at December 31, 2014	26,711	$267	$516,080	$(798,008)	$(318,623)	$(600,284)
Net loss	—	—	—	(45,213)	—	(45,213)
Stock-based compensation issued, net	165	2	(218)	—	—	(216)
Stock-based compensation expense	—	—	2,857	—	—	2,857
Interest rate swaps other comprehensive loss	—	—	—	—	(488)	(488)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	690,453	690,453
Employee benefit amounts reclassified from accumulated other comprehensive income	—	—	—	—	(19,429)	(19,429)
Balance at March 31, 2015	26,876	$269	$518,719	$(843,221)	$351,913	$27,680

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,213)	$(32,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	577	(10,032)
Provision for uncollectible revenue	2,359	2,175
Depreciation and amortization	55,306	54,071
Other post-employment benefits	(13,157)	12,467
Qualified pension	3,911	(2,161)
Loss on abandoned projects	3	35
Stock-based compensation	2,857	2,059
Other non-cash items	1,021	(36)
Changes in assets and liabilities arising from operations:
Accounts receivable	(923)	8,101
Prepaid and other assets	4,557	3,536
Restricted cash	—	443
Accounts payable and accrued liabilities	(1,948)	(11,857)
Accrued interest payable	(6,563)	(6,563)
Other assets and liabilities, net	(1,996)	(1,244)
Total adjustments	46,004	50,994
Net cash provided by operating activities	791	18,757
Cash flows from investing activities:
Net capital additions	(26,430)	(28,077)
Distributions from investments and proceeds from the sale of property and equipment	195	265
Net cash used in investing activities	(26,235)	(27,812)
Cash flows from financing activities:
Repayments of long-term debt	(1,600)	(1,600)
Proceeds from exercise of stock options	4	3
Repayment of capital lease obligations	(231)	(345)
Net cash used in financing activities	(1,827)	(1,942)
Net change	(27,271)	(10,997)
Cash, beginning of period	37,587	42,700
Cash, end of period	$10,316	$31,703
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$8,498	$9,167

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive, next-generation fiber network with more than 16,000 miles of fiber optic cable in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of March 31, 2015, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of March 31, 2015, the Company operated with approximately 1.1 million access line equivalents in service, including approximately 318,000 broadband subscribers.
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
Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the depreciation of property, plant and equipment, valuation of intangible assets, qualified pension and other post-employment benefit plan assumptions, stock-based compensation and income taxes.
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
As of March 31, 2015 and December 31, 2014, unearned revenue of $21.0 million and $19.0 million, respectively, was included in other accrued liabilities and unearned revenue of $7.9 million and $9.3 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and interexchange carriers. The Company requires customers to pay for ancillary special projects in advance. As of March 31, 2015 and December 31, 2014, customer deposits of $2.4 million and $2.4 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new provider of last resort ("POLR") service quality index ("SQI") standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. On January 13, 2015, the MPUC issued a Notice of Investigation to review the Company's service quality in Maine. In addition, the Vermont Public Service Board opened an investigation into service quality on December 3, 2014 at the request of the Vermont Department of Public Service. Penalties would be recorded as a reduction to revenue.
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
(e) Interest Rate Swap Agreements
In the third quarter of 2013, the Company entered into interest rate swap agreements. For further information regarding these interest rate swap agreements, see note (7) "Interest Rate Swap Agreements." The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the ASC, the Company records its interest rate swaps on the consolidated balance sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive income/(loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test.
(3) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In April 2015, the FASB voted and proposed a one-year deferral of the effective date of ASU 2014-09. If approved, the new pronouncement will be effective for annual and interim periods on or after December 15, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. The Company is evaluating the potential impact of this pronouncement.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The Company does not believe the adoption of this pronouncement will have a material impact on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted for financial statements that have not been previously issued.  The Company adopted this ASU for the quarter ended March 31, 2015.  As a result, $5.9 million was reclassified from debt issue costs, net to long-term debt, net of current portion in the consolidated balance sheet as of December 31, 2014. The adoption of this ASU had no impact on loss before income taxes or net loss.

(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(5) Income Taxes
The Company recorded tax expense on the loss from continuing operations for the three months ended March 31, 2015 of $0.9 million and a tax benefit of $9.7 million for the three months ended March 31, 2014, which equates to an effective tax rate of (2.0)% and 23.1%, respectively, by applying the projected full year effective rate. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. Since the first quarter of 2015 resulted in a pre-tax loss, the application of the annual effective tax rate resulted in tax expense for the first quarter. For the three months ended March 31, 2014, the effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
A reconciliation of the Company's statutory tax rate to its projected 2015 effective tax rate is presented below (in percentages):

2015
Statutory federal income tax rate	35.0%
State income tax, net of federal income tax	7.5
Other, net	0.4
Valuation allowance	(44.9)
Effective income tax rate	(2.0)%
The effective tax rate reflected in accumulated other comprehensive income for the three months ended March 31, 2015 is 0%. The 0% effective tax rate in accumulated other comprehensive income is due to the tax benefit associated with the reduction in the valuation allowance offsetting expected tax expense on other net comprehensive income for the three months ended March 31, 2015.
Deferred Income Taxes
Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of certain employee benefit obligations was required. See note (9) "Employee Benefit Plan" herein for additional information. For 2015, this will result in a reduction of the deferred tax asset associated with employee benefit plans of approximately $270 million as well as a reduction of the Company's valuation allowance against deferred tax assets of approximately $229 million.
At March 31, 2015, the Company had gross federal NOL carryforwards of $247.4 million after taking into consideration the NOL tax attribute reduction resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2019 to 2035. At March 31, 2015, the Company had a net, after attribute reduction, state NOL deferred tax asset of $13.1 million. The Company's remaining state NOL carryforwards will expire from 2015 to 2035. At March 31, 2015, the Company had no alternative minimum tax credit carryover and had $4.6 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place based on its current income projections.
Unrecognized Tax Benefits. The Company recorded a liability for unrecognized tax benefits of $4.0 million as of March 31, 2015 and $4.0 million as of December 31, 2014, which were recorded as a reduction of the Company's federal and state NOL carryforwards. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $3.8 million as of March 31, 2015 and $3.8 million as of December 31, 2014. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2015 and 2014, the Company did not make any payments of interest and penalties. The $4.0 million unrecognized tax benefits as of March 31, 2015 are not subject to the accrual of interest and penalties as they would only serve to reduce the Company's current federal and state NOL carryforwards.

Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2010. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of March 31, 2015 and December 31, 2014, the Company does not have any significant jurisdictional income tax audits.
(6) Long-Term Debt
Long-term debt for the Company at March 31, 2015 and December 31, 2014 is shown below (in thousands):

	March 31, 2015	December 31, 2014
Term Loan, due 2019 (weighted average rate of 7.50%)	$627,200	$628,800
Discount on Term Loan (a)	(13,468)	(14,210)
Debt issuance costs	(5,650)	(5,949)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	908,082	908,641
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$901,682	$902,241

(a)
The $13.5 million and $14.2 million discount on the Term Loan (as defined below) as of March 31, 2015 and December 31, 2014, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of March 31, 2015, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the four years subsequent to March 31, 2015 and thereafter are as follows (in thousands):

Trailing twelve months ending March 31,	Balance Due
2016	$6,400
2017	6,400
2018	6,400
2019	608,000
Thereafter	300,000
Total long-term debt, including current portion	$927,200
Refinancing. On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced its credit agreement (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent, and (ii) entered into a credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The Credit Agreement provides for a $75.0 million revolving credit facility (the ''Revolving Facility''), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the ''Term Loan'' and, together with the Revolving Facility, the ''Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the old term loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
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
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrue at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communications' election), subject to a minimum LIBOR floor of 1.25%. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communications' consolidated total leverage ratio, as defined in the Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communications' consolidated total leverage ratio.
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
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the Term Loan in the amount of $1.6 million during the term of the Credit Agreement. In addition, mandatory repayments are required under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communications' consolidated total leverage ratio, of FairPoint Communications' excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at 101.0% of the aggregate principal amount prepaid if such prepayment is made on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of March 31, 2015, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
On or after February 15, 2016, FairPoint Communications may redeem all or part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, to the applicable redemption date. At any time prior to February 15, 2016, FairPoint Communications may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a "make-whole" premium as of, and accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to February 15, 2016, FairPoint Communications may, on one or more occasions, redeem up to 35% of the original aggregate principal amount of the Notes, using net cash proceeds of certain qualified equity offerings, at a redemption price of 108.75% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the applicable redemption date. Notes redeemed on or after February 15, 2016 and prior to February 15, 2017 may be redeemed at 104.375% of the aggregate principal amount; notes redeemed on or after February 15, 2017 and prior to February 15, 2018 may be redeemed at 102.188% of the aggregate principal amount; and notes redeemed on or after February 15, 2018 may be redeemed at their par value.
The holders of the Notes have the ability to require FairPoint Communications to repurchase all or any part of the Notes if FairPoint Communications experiences certain kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communications' ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communications' capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2015, FairPoint Communications was in compliance with all covenants under the Indenture.
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
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 is shown below (in thousands):

	As of March 31, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$3,559

	As of December 31, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$2,742
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2015 and 2014 is shown below (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Interest rate swaps	$817	$497
There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The Company estimates that none of the amount reported in accumulated other comprehensive income/(loss) for interest rate swaps is expected to be reclassified to interest expense in the next 12 months.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended March 31, 2015 or 2014.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of March 31, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	$3,559	$—
As of December 31, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Long-term interest rate swap liability (a)	$—	2,742	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$613,732	$638,176	$614,590	$619,368
Notes, 8.75%, due 2019	300,000	317,250	300,000	301,890
Total	$913,732	$955,426	$914,590	$921,258

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $13.5 million and $14.2 million as of March 31, 2015 and December 31, 2014, respectively.

(9) Employee Benefit Plans
The Company sponsors noncontributory qualified defined benefit pension plans ("qualified pension plans") and other post-employment benefit plans which provide certain cash payments and medical, dental and life insurance benefits to eligible retired employees and their beneficiaries and covered dependents. These plans were created as part of the acquisition of the Northern New England operations from Verizon and substantially replicated the prior Verizon plans available to the eligible employees in the acquired operations.
On August 2, 2014, the Company’s collective bargaining agreements with two of its labor unions expired. On August 28, 2014, the Company informed the unions that the parties were at impasse and on that date implemented the terms of its final proposals to the labor unions.
On February 22, 2015, membership of both labor unions ratified their respective collective bargaining agreements that expire in August 2018. As a result, the following changes were effective regarding the qualified pension plan available to represented employees (the "Represented Pension Plan") and the post-employment healthcare plan for represented employees (the "Represented OPEB Plan"):

•
The Represented Pension Plan was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. For existing participants, future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and capped at 30 years of total credited service. Pension plan participants on strike received no credited service from October 14, 2014 to February 21, 2015.

•
The Represented OPEB Plan for active represented employees was eliminated as of August 28, 2014. A transitional monthly reimbursement arrangement for eligible represented employees who retire in the first 30 months of the contract period was established (the "Reimbursement Arrangement"). To be eligible for the Reimbursement Arrangement, the represented employee must, among other criteria, have commenced a service pension under the Represented Pension Plan immediately upon termination of employment. The monthly reimbursement amount cannot exceed $800 per retiree, plus an additional $400 for a retiree’s spouse, and may only be paid for reimbursement of medical insurance premiums for coverage of the retiree and spouse. The Reimbursement Arrangement is only available until the retiree reaches the earlier of age 65, or dies, among other limitations, at which time the benefit will cease for the spouse as well. Approximately 290 active represented employees are expected to be eligible to receive benefits under the Reimbursement Arrangement.

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligations of the Represented Pension Plan and the Represented OPEB Plan was required. Net periodic benefit cost for the period from February 23, 2015 to March 31, 2015 for these plans was determined using the respective remeasured net obligations. Net periodic benefit cost for the period from January 1, 2015 to February 22, 2015 for these plans was determined using the respective net obligations as reflected in the financial statements as of December 31, 2014.
Represented retirees who were eligible to participate in the Represented OPEB Plan continued to receive benefits under that plan for the duration of 2014. During the fourth quarter of 2014, the Company amended the other post-employment benefit plan for management employees (the "Continuing OPEB Plan") to allow the existing represented retirees to participate in that plan. Effective January 1, 2015, the represented retirees were transferred to the Continuing OPEB Plan and the Represented OPEB Plan was terminated. A proportionate amount of projected benefit obligation of $91.3 million and unrecognized net loss of $29.5 million, in addition to an unamortized prior service credit of $45.3 million, for these represented retirees were transferred from the Represented OPEB Plan to the Continuing OPEB Plan as of January 1, 2015.
The remeasurement of the Represented OPEB Plan reflected the elimination of post-employment healthcare benefits for active represented employees effective August 28, 2014 and the termination of the plan effective January 1, 2015. The elimination of the post-employment healthcare benefits for active represented employees was accounted for as a negative plan amendment that reduced the projected benefit obligation with a corresponding prior service credit being recognized in accumulated other comprehensive income. The elimination of future service accruals for active represented employees resulted in a curtailment gain of $5.4 million. The curtailment gain was applied against the unrecognized net loss in accumulated other comprehensive income. In addition, on February 22, 2015, an obligation of $9.8 million was established for the Reimbursement Arrangement with a corresponding amount of prior service cost in accumulated other comprehensive income.
The prior service credit of $619.4 million and the $9.8 million prior service cost related to the Reimbursement Arrangement, which net to $609.6 million, are being amortized over 1.72 years. The remaining unrecognized net loss related to the terminated Represented OPEB Plan of $192.2 million is being amortized over 1.50 years.
The Company recognized a $40.0 million prior service credit for a negative plan amendment at remeasurement of the Represented Pension Plan related to pension bands that were frozen under the terms of the collective bargaining agreements. The prior service credit was recorded in accumulated other comprehensive income and is being amortized over 11.67 years.

The qualified pension plan which covers non-represented employees was not impacted by these changes and remains frozen. Therefore, no new benefits are being earned by participants and the plan is closed to new participants.
The Company makes contributions to the qualified pension plans to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and has the ability to elect to make additional discretionary contributions. The other post-employment benefit plans are unfunded and the Company funds the benefits that are paid. Annually, and as necessary, the Company remeasures the net liabilities of its qualified pension and other post-employment benefit plans in accordance with the Compensation-Retirement Benefits Topic of the ASC.
Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows (in thousands):

Qualified Pension Plans

Three Months Ended March 31, 2015
Fair value of plan assets:
Beginning fair value of plan assets	$195,410
Return on plan assets	7,099
Plan settlements	—
Employer contributions	1,200
Benefits paid	(3,158)
Ending fair value of plan assets	200,551
Projected benefit obligation:
Beginning projected benefit obligation	$408,216
Service cost	3,346
Interest cost	3,811
Plan amendment	(40,049)
Plan settlements	—
Benefits paid	(3,158)
Actuarial gain	(4,768)
Ending projected benefit obligation	367,398
Funded status	$(166,847)

Accumulated benefit obligation	$367,398
Amounts recognized in the consolidated balance sheet:
Long-term liabilities	$(166,847)
Net amount recognized in the consolidated balance sheet	$(166,847)

Amounts recognized in accumulated other comprehensive income/(loss):
Prior service credit	$39,705
Net actuarial loss	(120,137)
Net amount recognized in accumulated other comprehensive income/(loss)	$(80,432)

Other Post-employment Benefit Plans

Three Months Ended March 31, 2015
Fair value of plan assets:
Beginning fair value of plan assets	$—
Employer contributions	1,152
Benefits paid	(1,152)
Ending fair value of plan assets	—
Projected benefit obligation:
Beginning projected benefit obligation	$741,372
Service cost	4,355
Interest cost	4,665
Plan amendments	(609,619)
Plan curtailment	(5,409)
Benefits paid	(1,152)
Actuarial gain	(27,075)
Ending projected benefit obligation	107,137
Funded status	$(107,137)

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(5,166)
Long-term liabilities	(101,971)
Net amount recognized in the consolidated balance sheet	$(107,137)

Amounts recognized in accumulated other comprehensive income/(loss):
Net prior service credit	$618,972
Net actuarial loss	(206,220)
Net amount recognized in accumulated other comprehensive income/(loss)	$412,752
Net Periodic Benefit Cost. Net periodic benefit cost is generally recognized as a component of selling, general and administrative expense on the condensed consolidated statements of operations; however, the Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Qualified Pension Plans	Other Post- employment Benefit Plans	Qualified Pension Plans	Other Post- employment Benefit Plans
Service cost	$3,346	$4,355	$4,075	$6,344
Interest cost	3,811	4,665	3,963	7,311
Expected return on plan assets	(3,565)	—	(3,406)	—
Amortization of actuarial loss	1,855	15,036	539	924
Amortization of prior service cost	(344)	(35,976)	—	—
Net periodic benefit cost	$5,103	$(11,920)	$5,171	$14,579
Return on Plan Assets. For the three months ended March 31, 2015 and 2014 the actual return on the pension plan assets were annualized gains of approximately 10.4% and 6.8%, respectively.

Other Comprehensive Income/(Loss). Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income/(loss) are as follows (in thousands):

Qualified Pension Plans

Three Months Ended March 31, 2015

Amounts recognized in other comprehensive income/(loss):
Prior service credit	$40,049
Net gain arising during the period	8,301
Amortization of prior service credit	(344)
Amortization of net loss	1,855
Total amount recognized in other comprehensive income	$49,861

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next nine months:
Prior service credit	$2,589
Net actuarial loss	(5,656)
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next nine months	$(3,067)

Other Post-employment Benefit Plans

Three Months Ended March 31, 2015
Amounts recognized in other comprehensive income/(loss):
Prior service credit	$619,454
Prior service cost	(9,835)
Plan curtailment	5,409
Net gain arising during the period	27,075
Amortization of prior service credit	(35,976)
Amortization of net loss	15,036
Total amount recognized in other comprehensive income	$621,163

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next nine months:
Net prior service credit	$268,649
Net actuarial loss	(97,963)
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next nine months	$170,686
Assumptions
The determination of the net liability and the net periodic benefit cost recognized for the qualified pension plans and other post-employment benefit plans by the Company are, in part, based on assumptions made by management. These assumptions include, among others, the discount rate applied to estimated future cash flows of the plans, the expected return on assets held by the qualified pension plans, certain demographic characteristics of the participants, such as expected retirement and mortality rates, and future inflation in healthcare costs. Certain assumptions, which include, among others, assumptions regarding increases in the amount of other post-employment benefit expenditures to be paid by the Company, reflect the Company's past practice of providing such increases to participants and therefore are considered a substantive plan under the Compensation—Retirement Benefits Topic of the ASC.

Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations for these plans at their respective measurement dates are as follows:

March 31, 2015
Qualified Pension Plans:
Discount rate	4.00%
Other Post-employment Benefit Plans:
Discount rate	3.77%

Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2015	2014
Qualified Pension Plans:
Discount rate	4.10%	4.92%
Expected return on plan assets (a)	7.28%	7.66%
Other Post-employment Benefit Plans:
Discount rate	3.29%	4.98%

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

Estimated Future Contributions and Benefit Payments
Legislation enacted in 2014 changed the method in determining the discount rate used for calculating a qualified pension plan’s unfunded liability for funding purposes. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2015 minimum required pension plan contribution is significantly lower than it would have been in the absence of this stabilization provision.
Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future other post-employment benefit payments as of March 31, 2015 are as follows (in thousands):

	Qualified Pension Plans	Other Post-employment Benefit Plans
Expected employer contributions for fiscal year 2015	$16,190	$5,166
Expected benefit payments for fiscal years:
2015	$6,311	$5,166
2016	7,165	5,777
2017	8,244	6,270
2018	10,447	6,614
2019	11,347	6,884
2020-2024	81,870	33,371
(10) Accumulated Other Comprehensive Income/(Loss)
Components of accumulated other comprehensive income/(loss), net of income tax, were as follows (in thousands):

March 31, 2015
Accumulated other comprehensive income/(loss), net of taxes:
Fair value of interest rate swaps	$(2,126)
Qualified pension and other post-employment benefit plans	354,039
Total accumulated other comprehensive income/(loss), net of taxes	$351,913

Other comprehensive income/(loss) for the three months ended March 31, 2015 includes changes in the fair value of the Company's cash flow hedges, actuarial losses and prior service credits related to the qualified pension and other post-employment benefit plans arising during the respective periods and amortization of these actuarial losses and prior service credits. For further detail of amounts recognized in other comprehensive income/(loss) related to the cash flow hedges, see note (7) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive income/(loss) related to the qualified pension and other post-employment benefit plans, see note (9) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Income/(Loss)" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income/(loss) to the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2015
Employee benefits:
Amortization of actuarial loss (1.5 years to 12.1 years) (a)	$16,891
Amortization of prior service credit (1.72 years to 24.9 years) (a)	(36,320)
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss)	(19,429)
Tax benefit (b)	—
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss), net	$(19,429)

(a)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.

(b)	See note (5) "Income Taxes" for details.
There were no amounts reclassified from accumulated other comprehensive income/(loss) related to interest rate swaps for the three months ended March 31, 2015.
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
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Weighted average number of common shares used for basic earnings per share (a)	26,588,440	26,392,179
Effect of potential dilutive shares (b)	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,588,440	26,392,179
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	6,275,759	5,696,534

(a)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 240,379 and 242,409 for the three months ended March 31, 2015 and 2014, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three months ended March 31, 2015 and 2014, all potentially dilutive securities are anti-dilutive for these periods and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.

(12) Stockholders' Equity/(Deficit)
At March 31, 2015, 37,500,000 shares of common stock were authorized and 26,876,280 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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
(c) Restricted Cash
As of March 31, 2015 and December 31, 2014, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the balance sheets.
(d) Magnitude of Bankruptcy Claims
As of April 30, 2015, the allowance of the claims of one bankruptcy tax claimant in the amount of $0.2 million is still being litigated. All other bankruptcy claims have been resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" contained in the 2014 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in the following sections:
•Overview
•Executive Summary
•Labor Matters
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, Hosted PBX, Managed Services, Data Center Rack Space, high capacity data transport and other IP-based services over our Next Generation Network (as hereinafter defined), in addition to Internet access, HSD, and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.1 million access line equivalents, including approximately 318,000 broadband subscribers, in service as of March 31, 2015.
We own and operate an extensive, next generation fiber network with more than 16,000 miles of fiber optic cable (the "Next Generation Network") in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of March 31, 2015, we provide cellular transport, also known as backhaul, through over 1,800 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,200 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team has been focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources. The first quarter of 2015 marked a pivotal time in that strategy as we reached collective bargaining agreements with the two labor unions that represent the majority of our workforce in northern New England. Achieving those agreements was a key component of our fourth pillar and a major milestone for the Company. As we look to the future, we are to some extent revisiting the past. With the collective bargaining agreements in hand, our focus shifts to improving operations and making a noticeable change in our customer service. We are striving to enhance the perception of FairPoint in our markets while the transformation from a traditional telephone company into a provider of advanced communications services continues.
Access lines have historically been an important element of our business, although they are becoming less significant as demand for bandwidth, Ethernet, high capacity data transport and advanced data services increases. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and voice over IP ("VoIP"), and challenging economic conditions. Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services.
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
We believe that our extensive fiber network, with more than 16,000 miles of fiber optic cable, including approximately 1,200 cellular telecommunications towers currently served with fiber, puts us in an excellent position to serve the cellular backhaul needs of our markets. We further believe the bandwidth needs of cellular backhaul will grow with the continued adoption of bandwidth-intensive technology. As a result, we expect to see wireless carriers developing new technologies as demand increases on existing fiber-connected towers, including the use of "small cell" architecture. By satisfying additional demand for bandwidth, both traditionally and through new and evolving technology, we hope to partially offset the decline we have seen and expect to continue to see in legacy wholesale offerings, including TDM transport services, DS1s, DS3s and wholesale switched access.
Coupled with recent regulatory reform in the states of Maine, New Hampshire and Vermont that will serve to promote fair competition among communication services providers in the region, we believe that there is a significant organic growth opportunity within the business and wholesale markets given our extensive fiber network and IP-based product suite, combined with our relative low market share in these areas.
Labor Matters
Two of our collective bargaining agreements that cover approximately 1,700 employees in the aggregate in northern New England expired on August 2, 2014. On October 17, 2014, the two labor unions initiated a work stoppage. On February 22, 2015, the two unions ratified their respective agreements and returned to work on February 25, 2015.
For the three months ended March 31, 2015 and 2014, we recognized $49.5 million and $1.4 million of labor negotiation related expenses, respectively, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses. The $49.5 million was higher than expected due to significant winter storm activity.
On February 22, 2015, the membership of both labor unions ratified their respective collective bargaining agreements that expire in August 2018. Highlights of the collective bargaining agreements are as follows:

•
The qualified defined benefit pension plan for represented employees (the "Represented Pension Plan") was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. For existing participants, future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and capped at 30 years of total credited service. Pension plan participants on strike received no credited service from October 14, 2014 to February 21, 2015.

•
Post-employment healthcare benefits for active represented employees (the "Represented OPEB Plan") were eliminated as of August 28, 2014. A transitional monthly reimbursement arrangement for eligible represented employees who retire in the first 30 months of the contract period was established (the "Reimbursement Arrangement"). To be eligible for the Reimbursement Arrangement, the represented employee must, among other criteria, have commenced a service pension under the Represented Pension Plan immediately upon termination of employment. The monthly reimbursement amount cannot exceed $800 per retiree, plus an additional $400 for a retiree’s spouse, and may only be paid for reimbursement of medical insurance premiums for coverage of the retiree and spouse. The Reimbursement Arrangement is only available until the retiree reaches the earlier of age 65, or dies, among other limitations, at which time the benefit will cease for the spouse as well. Approximately 290 active represented employees are expected to be eligible to receive benefits under the Reimbursement Arrangement.

•
Represented employees may elect to participate in the National Electrical Contractors Association, Inc. ("NECA") and International Brotherhood of Electrical Workers multi-employer medical plan. For 2015, our contribution is expected to be approximately equal to 79% of the cost had these employees been in our management health plan.

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligation of the Represented Pension Plan was required as of that date. The net pension obligation was $166.8 million at March 31, 2015, or a reduction of $46.0 million from $212.8 million at December 31, 2014. The net pension obligation includes the net obligation for management employees, which was not affected by the collective bargaining agreements, in addition to the Represented Pension Plan.
The Represented OPEB Plan was terminated on January 1, 2015. Retirees receiving benefits under the Represented OPEB plan were transferred to the management post-employment benefit plan (the "Combined OPEB Plan") on that date. The combined obligations for the Combined OPEB Plan and the Reimbursement Arrangement were $107.1 million at March 31, 2015 ($5.1 million in other accrued liabilities and $102.0 million in accrued other post-employment benefit obligations), or a reduction of $634.3 million from $741.4 million at December 31, 2014.
For 2015, we expect an increase to our net long-term deferred tax liabilities on our balance sheet due to a decrease in the deferred income tax asset associated with the qualified pension and other post-employment benefit obligations, partially offset by a decrease in the valuation allowance.
We expect to recognize a net benefit of $167.6 million for other post-employment benefits expense and pension expense ratably over the remainder of 2015, absent any future events that require a remeasurement. Our estimated annualized effective tax is expected to be a benefit due primarily to the impact of the decrease in the valuation allowance. Since the first quarter of 2015 resulted in a pre-tax loss, the application of the annual effective tax rate resulted in tax expense for the first quarter.
We do not expect a change in cash taxes or on our net operating loss carryforwards as a result of this remeasurement.
See notes (5) "Income Taxes" and (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report for further information as well as "Results of Operations" herein.
Regulatory and Legislative
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over communications common carriers, such as FairPoint, to the extent those carriers provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate communications. In addition, pursuant to the Communications Act of 1934 (the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
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
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory and Legislative Environment" in our 2014 Annual Report. We anticipate that the significant changes in both federal and state regulation described therein will not have a material impact in 2015. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC had stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. The FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013,which we did spend and met the spending obligation. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." According to the FCC rules, in 2014, we were required to spend and did spend, two-thirds of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband services in area substantially unserved by an unsubsidized carrier." For the CAF Phase I frozen support we receive in 2015, this spending obligation increases to 100% of the frozen support received in 2015 "to build and operate broadband-capable networks used to offer the provider's own retail broadband services in area substantially unserved by an unsubsidized carrier." Pursuant to a Further Notice of Proposed Rulemaking released on June 10, 2014, the FCC has requested comment on how frozen support will be handled in states where the price cap carrier does not exercise its right of first refusal on CAF Phase II support. We do not yet know whether FairPoint will exercise its right of first refusal for CAF Phase II support or how frozen support will be impacted if FairPoint does not accept CAF Phase II support in one or more states. Whether the change from CAF frozen support to CAF Phase II support occurs during 2015, or to what extent it occurs during 2015, is uncertain.  We currently do not expect the transition from CAF Phase I frozen support to CAF Phase II funding to have a material impact on revenue in 2015 or to have any impact on capital expenditures in 2015.
In a Public Notice released on April 29, 2015, the FCC extended an offer of CAF Phase II support to price cap carriers to fund the deployment of voice and broadband-capable services in their service territories. In this Public Notice, the FCC has offered $38.2 million of annual funding for six years to FairPoint in return for providing broadband services to 106,380 locations in eligible census blocks specified by the FCC. We will have 120 days from the time of the offer, August 27, 2015, to determine whether to accept the CAF Phase II support, on a state by state basis. The specific obligations that will be associated with future CAF funding include the obligation to serve a specified number of locations in specified census blocks; to provide broadband service to those locations with speeds of 10 megabits per second down and 1 megabit per second up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas. FairPoint has not determined whether it will accept any or all of the offered CAF Phase II support. For any states where FairPoint declines CAF Phase II support, it will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested "Eligible Telecommunications Carriers" ("ETC"). The FCC has not yet adopted final rules governing the competitive bidding process.
FCC Rules for ICC Process. The CAF/ICC Order reformed rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The revised rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC established a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC required carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which was the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue was used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year of the transition period. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and no more than $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and no more than $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. We began billing the ARC charges for our price cap and rate of return companies in July 2012 as outlined by the rules above. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
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
Under the MPUC ("Maine Public Utilities Commission") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI penalties and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter SQI benchmarks and subsequently opened an investigation into fourth quarter results.
During 2014, FairPoint filed a rate case with the Maine PUC seeking increases in rates for POLR (Provider of Last Resort) customers and seeking Maine Universal Service Fund (MUSF) support for unrecovered costs associated with FairPoint’s obligation to provide POLR service to high cost areas. The MPUC allowed for increases to the end user POLR rates, but denied MUSF support for FairPoint. We have filed for an increase in POLR rates with the MPUC which they have suspended while they investigate.

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
Results of Operations
The following table sets forth our consolidated operating results reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended March 31,
	2015	2014
Revenues:
Voice services	$86,513	$95,495
Access	72,726	76,940
Data and Internet services	43,271	42,343
Other	11,464	15,779
Total revenues	213,974	230,557
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	134,381	115,566
Selling, general and administrative expense	48,948	83,016
Depreciation and amortization	55,306	54,071
Reorganization related expense (income)	7	18
Total operating expenses	238,642	252,671
Loss from operations	(24,668)	(22,114)
Other income/(expense):
Interest expense	(19,819)	(20,008)
Other income	175	215
Total other expense	(19,644)	(19,793)
Loss before income taxes	(44,312)	(41,907)
Income tax benefit/(expense)	(901)	9,670
Net loss	$(45,213)	$(32,237)

	As of March 31,
Access line equivalents:	2015	2014
Residential	452,302	516,106
Business	279,804	289,515
Wholesale	53,237	58,605
Total voice access lines	785,343	864,226
Broadband subscribers	318,378	331,538
Total access line equivalents	1,103,721	1,195,764
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communication providers that are not affiliated with us. For the periods ended March 31, 2015 and 2014, voice access lines in service decreased 9.2% and 6.8% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Cable competitors, in particular, have greatly reduced voice pricing, which has contributed to the decrease in voice access lines. There are very few areas within our northern

New England footprint where cable voice service is not an alternative for our customers. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.
Effective June 1, 2015, and barring any unexpected regulatory developments, the Performance Assurance Plan ("PAP") that was previously adopted in each of the states of Maine, New Hampshire and Vermont will be retired. We will begin measuring and reporting certain wholesale local service performance results pursuant to the terms of a simplified measurement plan. The new plan, called the Wholesale Performance Plan ("WPP"), was developed collaboratively with CLECs over several years and was approved recently by the Maine, New Hampshire and Vermont regulatory commissions. Under the WPP, we will be subject to significantly fewer performance criteria and our annual performance credit exposure is expected to be reduced from a maximum of $87 million to a maximum of $12 million ($4.75 million in each of Maine and New Hampshire and $2.5 million in Vermont).
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2015 as we did in 2014, plus or minus small adjustments recorded during the respective quarters, until CAF Phase II is implemented. The FCC has announced its expectation to complete its CAF Phase II model development, establish all obligations associated with the CAF Phase II program and offer support to price cap carriers in 2015. If so, CAF Phase II funding could be implemented during 2015. We cannot determine whether we will accept or refuse any funding under the CAF Phase II support programs until all obligations associated with the funding have been determined. For the three months ended March 31, 2015 and 2014, we recognized $3.2 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program as local voice services revenues.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three months ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease)%
Local voice services revenues, excluding:	$(6.9)
Increase in accrual of PAP penalties (1)	(0.3)
Long distance services revenues	(1.8)
Total change in voice services revenues	$(9.0)	(9)%

(1)	During the three months ended March 31, 2015 and 2014, PAP penalties resulted in a decrease of $0.2 million and an increase of $0.1 million to local voice services revenues, respectively.
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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. Wholesale Ethernet circuits grew by 39.1% to 7,298 circuits at March 31, 2015 compared to 5,248 circuits at March 31, 2014. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience a decline in access lines due to this competition. However, our extensive fiber network with more than 16,000 miles of fiber optic cable, including approximately 1,200 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular telecommunications towers when the business case presents itself. Additionally, we are evaluating new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue performance credits in the event we are unable to meet the provisions of the respective PAP. Barring any unexpected regulatory developments, these PAPs will be retired effective June 1, 2015 and replaced with the WPP. As our wholesale business shifts from UNEs to access-driven services, a majority of penalty credits have transitioned in the same manner and are now being recorded to access revenues instead of voice services revenue. Our maximum exposure to penalties under the PAPs has not been reduced by the deregulation legislation in Maine and New Hampshire or by the IRP in Vermont but the maximum exposure to penalties will be reduced through the implementation of the WPP.
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three months ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease)%
Carrier Ethernet services (1)	$2.5
Increase in accrual of PAP penalties (2)	(1.3)
Legacy access services (3)	(5.4)
Total change in access revenues	$(4.2)	(5)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of March 31, 2015, we provide cellular transport on our Next Generation Network through over 1,800 mobile Ethernet backhaul connections compared to over 1,300 as of March 31, 2014.

(2)	During the three months ended March 31, 2015 and 2014, PAP penalties resulted in a decrease of $1.1 million and an increase of $0.2 million to access services revenues, respectively.

(3)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. Retail Ethernet circuits grew by 19.6% to 5,831 at March 31, 2015 compared to 4,875 circuits at March 31, 2014. Our broadband subscribers' penetration reached 40.5% of voice access lines at March 31, 2015 from 38.4% at March 31, 2014. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three months ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease)%
Retail Ethernet services (1)	$1.3
Other data and Internet technology based services (2)	(0.4)
Total change in data and Internet services revenues	$0.9	2%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended March 31, 2015 and 2014 we recognized $10.2 million and $8.9 million, respectively, of retail Ethernet revenues from our Next Generation Network.

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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three months ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease)%
Special purpose projects (1)	$(4.4)
Late payment fees (2)	(0.1)
Other (3)	0.2
Total change in other services revenues	$(4.3)	(27)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
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
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three months ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease)%
Labor negotiation related expense (1)	$41.4
Employee expense (2)	(15.4)
Severance expense (3)	(0.1)
Other (4)	(7.1)
Total change in cost of services and sales	$18.8	16%

(1)	Labor negotiation related expense is related to contracted services incurred during the first quarter of 2015 as a result of the work stoppage described in "Labor Matters" herein.

(2)
For the three months ended March 31, 2015 and 2014, we recognized $38.6 million and $54.0 million, respectively, of employee expense as cost of services and sales. The decrease for the three months ended March 31, 2015 compared to the comparable period of 2014 is primarily due to the work stoppage described in "Labor Matters" herein as well as lower contributions for medical benefits for our represented employees and a reduction in headcount, partially offset by a decrease in capitalized labor associated with a reduction in labor intensive capital projects in the first quarter of 2015 versus 2014.

(3)	For the three months ended March 31, 2014, we recognized $0.1 million of severance expense. There was no severance expense recorded for the three months ended March 31, 2015.

(4)	Other cost of services and sales has decreased primarily due to lower network and back-office expenses.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages, benefits (including stock based compensation, pension and other post-employment benefits) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to materially decrease in the near term as we recognize a net benefit for the elimination of other post-employment healthcare benefits for active represented employees as well as lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report, we expect to recognize a net benefit of $167.6 million for other post-employment benefits expense and pension expense ratably over the remainder of 2015, absent any future events that require a remeasurement.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three months ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease)%
Other post-employment benefits expense (1)	$(25.5)
Employee expense (2)	(9.3)
Operating taxes	(0.6)
Labor negotiation related expense (3)	5.9
Pension expense (4)	0.3
Bad debt expense (5)	0.2
Other (6)	(5.1)
Total change in SG&A expense	$(34.1)	(41)%

(1)
Decrease in the first quarter 2015 net periodic benefit costs compared to the first quarter of 2014 for our other post-employment benefit plans is primarily attributable to the benefit recognized from amortization of prior service credits of $36.0 million in the first quarter of 2015 partially offset by amortization expense of the net loss of $15.0 million, a decrease in interest cost resulting from the lower obligation and a decrease in service cost due to elimination of benefits for active represented employees. The prior service credit of $619.4 million and the $9.8 million prior service cost related to the Reimbursement Arrangement, which net to $609.6 million, are being amortized over 1.72 years. The remaining unrecognized net loss for the Represented OPEB Plan of $191.6 million is being amortized over 1.5 years. See note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report for further information on our other post-employment benefit plans.

(2)
For the three months ended March 31, 2015 and 2014, we recognized $23.3 million and $32.6 million, respectively, of employee expense in SG&A expense. The decrease for the three months ended March 31, 2015 compared to the comparable period of 2014 is primarily due to the work stoppage described in "Labor Matters" herein and reduction in headcount.

(3)	Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses.

(4)	Increase in the first quarter 2015 net periodic benefit cost compared to the first quarter of 2014 for our qualified pension plans is primarily attributable to lower capitalization of costs.

(5)	For the three months ended March 31, 2015 and 2014, we recognized $2.4 million and $2.2 million of bad debt expense, respectively.

(6)	Decreases in other expenses is primarily due to lower contracted services and advertising costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. We expect to reduce our capital expenditures in the coming years, which will likely reduce our depreciation expense. We expect amortization expense to remain consistent throughout the remainder of our intangible assets' useful lives.

For the three months ended March 31, 2015 and 2014, we recognized $52.5 million and $51.3 million of depreciation expense, respectively. We recognized $2.8 million of amortization expense in each of the quarters ended March 31, 2015 and 2014.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all of the remaining claims have been closed. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of March 31, 2015, the Claims Reserve has a balance of $0.2 million.
Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended March 31,
	2015	2014
Credit Agreement Loans	$12.2	$12.3
Notes	6.6	6.6
Amortization of debt issue costs	0.3	0.3
Amortization of debt discount	0.7	0.7
Other interest expense	—	0.1
Total interest expense	$19.8	$20.0
Interest expense decreased $0.2 million (1%), in the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in interest expense is primarily attributable to lower weighted average long-term debt outstanding during the three months ended March 31, 2015 as compared to the same period in 2014.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan ("Term Loan") outstanding and the undrawn $75.0 million Revolving Facility ("Revolving Facility"). The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans (Term Loan and together with Revolving Facility, the "Credit Agreement Loans") accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of March 31, 2015, we were party to interest rate swap agreements; however, since the agreements are not effective until September 30, 2015, they will have no impact on interest expense until then.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded a tax expense of $0.9 million and a tax benefit of $9.7 million on the loss from continuing operations for the three months ended March 31, 2015 and 2014, respectively, which equates to an effective tax rate of (2.0)% and 23.1%, respectively. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. Since the first quarter of 2015 resulted in a pre-tax loss, the application of the annual effective tax rate resulted in tax expense for the first quarter. For the three months ended March 31, 2014, the effective tax rate differs from the federal statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.

Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures, which exclude the effect of special items, may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, management believes the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Management believes earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude the effect of special items ("Adjusted EBITDA"), provides a useful measure of covenant compliance and Unlevered Free Cash Flow may be useful to investors in assessing the Company's ability to generate cash and meet its debt service requirements. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in our Credit Agreement), costs, expenses and charges related to the renegotiation of labor contracts including, but not limited to, expenses for third-party vendors and losses related to disruption of operations (including any associated penalties under service level agreements and regulatory performance plans) are permitted to be excluded from the calculation. We believe this includes, among others, the costs paid to third-parties for the contingent workforce and service quality penalties due to the disruption of operations. On October 17, 2014, two of our labor unions in northern New England initiated a work stoppage and returned to work on February 25, 2015. As a result, significant union employee and vehicle and other related expenses related to northern New England were not incurred between January 1, 2015 and February 24, 2015 (the "work stoppage period"). Therefore, to assist in the evaluation of the Company's operating performance without the impact of the work stoppage, we estimated the union employee and vehicle and other related expenses using historical data for the work stoppage period that we believe would have been incurred absent the work stoppage ("Estimated Avoided Costs"). Estimated Avoided Costs is a pro forma estimate only. Actual costs absent the strike may have been different. In the first quarter of 2015, had our incumbent workforce been in place, actual labor costs during the work stoppage period may have been higher than the $27 million recorded as Estimated Avoided Costs due to significant winter storm activity that increased our service demands; however, those incremental storm-related costs would have been an allowed add back to Adjusted EBITDA under the Credit Agreement. Estimated employee expenses avoided during the work stoppage period include salaries and wages, bonus, overtime, capitalized labor, benefits, payroll taxes, travel expenses and other employee related costs based on a trailing 12-month average calculated per striking employee per day during the work stoppage period less any actual expense incurred. Estimated vehicle fuel and maintenance expense savings, which resulted from the contingent workforce utilizing their own vehicles, for the work stoppage period were estimated based on a trailing 12-month average of historical costs less actual expense incurred. Management believes "Adjusted EBITDA minus Estimated Avoided Costs" and "Unlevered Free Cash Flow minus Estimated Avoided Costs" may be useful to investors in understanding our operating performance without the impact of the two unions' work stoppage in northern New England as described elsewhere in this Quarterly Report.
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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net loss is provided in the table below (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(45,213)	$(32,237)
Income tax expense/(benefit)	901	(9,670)
Interest expense	19,819	20,008
Depreciation and amortization	55,306	54,071
Pension expense (1a)	5,111	4,799
Other post-employment benefits expense (1a)	(12,008)	13,529
Compensated absences (1b)	12,237	11,313
Severance	358	384
Reorganization costs (1c)	7	18
Storm expenses (1d) (3)	—	(410)
Other non-cash items (1e)	2,733	1,141
Labor negotiation related expense (1f)	49,528	1,413
All other allowed adjustments, net (1f)	(99)	(184)
Adjusted EBITDA (1)	88,680	64,175
Estimated Avoided Costs (2)	(27,000)	—
Adjusted EBITDA minus Estimated Avoided Costs (2)	$61,680	$64,175

Adjusted EBITDA (1)	$88,680	$64,175
Pension contributions	(1,200)	(6,960)
Other post-employment benefits payments	(1,149)	(1,062)
Capital expenditures	(26,430)	(28,077)
Unlevered Free Cash Flow	59,901	28,076
Estimated Avoided Costs (2)	(27,000)	—
Unlevered Free Cash Flow minus Estimated Avoided Costs (2)	$32,901	$28,076

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net loss for interest, income taxes, depreciation and amortization, in addition to:
a) the add-back of aggregate pension and other post-employment benefits expense,
b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
c) the add-back of costs related to the reorganization, including professional fees for advisors and consultants,
d) the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
e) the add-back of other non-cash items, except to the extent they will require a cash payment in a future period, including impairment charges, and
f) the add-back (or subtraction) of other items, including facility and office closures, labor negotiation related expenses, non-cash gains/losses and non-operating dividend and interest income and other extraordinary gains/losses.
(2) See paragraphs preceding the table above for information regarding the calculation of this non-GAAP measure.
(3) While there are no costs reflected on this line item for the first quarter of 2015, we believe the impact is captured in our labor negotiation related expense through incremental contracted service.
Liquidity and Capital Resources
Overview
Our current and future liquidity is dependent upon our operating results. We expect that our primary sources of liquidity will be net cash provided by operating activities, cash on hand and funds available under the Revolving Facility. Our short-term and long-term liquidity needs arise primarily from:

(i)	interest and principal payments on our indebtedness;

(ii)	capital expenditures;

(iii)	working capital requirements as may be needed to support and grow our business, including payments to contractors used during the work stoppage in northern New England; and

(iv)	contributions to our qualified pension plans and payments under our other post-employment benefit plans.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement through March 31, 2015 and expect to remain in compliance for the remainder of 2015.
Cash Flows
Cash at March 31, 2015 totaled $10.3 million compared to $37.6 million at December 31, 2014, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the three months ended March 31, 2015, cash flows from operations of $0.8 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses, were partially offset by cash outflows largely associated with $26.4 million of capital expenditures. During the three months ended March 31, 2014, cash outflows were primarily associated with $28.1 million of capital expenditures partially offset by cash flows from operations of $18.8 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended March 31,
Net cash flows provided by (used in):	2015	2014
Operating activities	$0.8	$18.8
Investing activities	(26.2)	(27.8)
Financing activities	(1.8)	(1.9)
Net (decrease) increase in cash	$(27.2)	$(10.9)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the three months ended March 31, 2015 decreased $18.0 million compared to the same period in 2014, primarily due to increased labor negotiation related expenses and a reduction in revenues partially offset by lower employee expenses during the strike as well as lower cash pension contributions and other post-employment benefit payments.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2015 decreased $1.6 million compared to the same period in 2014. Capital expenditures were $26.4 million and $28.1 million for the three months ended March 31, 2015 and 2014, respectively.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2015 was relatively unchanged compared to the same period in 2014.
Pension Contributions and Other Post-Employment Benefit Plan Expenditures
During the three months ended March 31, 2015, we contributed $1.2 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $1.1 million under our other post-employment benefit plans.
On August 8, 2014, the Highway and Transportation Funding Act was signed into law. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher discount rate assumptions when determining the funded status for funding purposes and, accordingly, the funding obligations for its pension plans.
The provisions of the Act will result in our 2015 minimum required pension plan contribution being lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we receive as a result of the stabilization provision may be temporary in nature in that our near-term minimum required contributions will be less than they otherwise would have been without the passage of this Act and will increase in the medium to long-term.
In 2015, we expect our aggregate cash pension contributions and cash other post-employment benefit plan payments to be approximately $20 million. See "Item 1A. Risk Factors in our 2014 Annual Report —The amount we are required to contribute to our qualified pension plans and other post-retirement healthcare plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."

Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the three months ended March 31, 2015, our net capital expenditures totaled $26.4 million, compared to $28.1 million during the comparable period in 2014. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2015, capital expenditures are expected to be lower than in 2014 as we have a lower overall 2015 capital plan.
Debt
On February 14, 2013 (the "Refinancing Closing Date"), we completed the refinancing of our credit agreement (the "Refinancing"). In connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of 8.75% senior secured notes due in 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture that we entered into on the Refinancing Closing Date (the "Indenture") and (ii) entered into a new credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date. The Credit Agreement provides for a $75.0 million revolving credit facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit (the "Revolving Facility"), and a $640.0 million term loan facility (the "Term Loan" and, together with the Revolving Facility, the " Credit Agreement Loans"). On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the old term loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of March 31, 2015, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio. In the third quarter of 2013, we entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires us to pay a fixed rate of 2.665% and provides that we will receive a variable rate based on the three month LIBOR rate, subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to us will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in “Item 1. Financial Information” included elsewhere in this Quarterly Report.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at 101.0% of the aggregate principal amount prepaid if such prepayment is made prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the three months ended March 31, 2015.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that we and our subsidiaries may make in any fiscal year. As of March 31, 2015, we were in compliance with all covenants under the Credit Agreement.
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
On or after February 15, 2016, we may redeem all or part of the Notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest thereon, to the applicable redemption date. At any time prior to February 15, 2016, we may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a "make-whole" premium as of, and accrued and unpaid interest to, the applicable redemption date. In addition, at any time prior to February 15, 2016, we may, on one or more occasions, redeem up to 35% of the original aggregate principal amount of the Notes, using net cash proceeds of certain qualified equity offerings, at a redemption price of 108.75% of the principal amount of Notes redeemed, plus accrued and unpaid interest to the applicable redemption date. Notes redeemed on or after February 15, 2016 and prior to February 15, 2017 may be redeemed at 104.375% of the aggregate principal amount; Notes redeemed on or after February 15, 2017 and prior to February 15, 2018 may be redeemed at 102.188% of the aggregate principal amount; and Notes redeemed on or after February 15, 2018 may be redeemed at their par value.
The holders of the Notes have the ability to require us to repurchase all or any part of the Notes if we experience certain kinds of changes in control or engage in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2015, we were in compliance with all covenants under the Indenture.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of FairPoint Communications and certain of its subsidiaries.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014 we had $16.2 million, respectively, in outstanding letters of credit under the Revolving Facility and $2.8 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets. See "Summary of Contractual Obligations" herein for further details.

Summary of Contractual Obligations
Other than as set forth below, there have been no material changes since December 31, 2014 outside the ordinary course of business to our contractual obligations as disclosed in the 2014 Annual Report.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other long-term liabilities (a)	$329,060	$22,748	$21,554	$17,568	$267,190

(a)
Other long-term liabilities primarily include our qualified pension and other post-employment benefit obligations, and deferred tax liabilities. For more information, see notes (5) "Income Taxes" and (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report. In addition,

(i)
the balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at March 31, 2015 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)	the balance includes the current portion of our other post-employment benefit obligations of $5.1 million presented in the current portion of other accrued liabilities at March 31, 2015; and

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

Critical Accounting Policies and Estimates
Our critical accounting policies are as follows:
•Revenue recognition;
•Allowance for doubtful accounts;
•Accounting for qualified pension and other post-employment benefits;
•Accounting for income taxes;
•Depreciation of property, plant and equipment;
•Stock-based compensation; and
•Valuation of long-lived assets and indefinite-lived intangible assets.
There have been no material changes to our critical accounting policies described in the 2014 Annual Report.
New Accounting Standards
For details of recent Accounting Standards Updates and our evaluation of their adoption on our condensed consolidated financial statements, see note (3) "Recent Accounting Pronouncements" to our condensed consolidated financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of March 31, 2015, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of March 31, 2015, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until September 30, 2015. Accordingly, on March 31, 2015, the entire $627.2 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of March 31, 2015, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.3 million on an annual basis.
For further information regarding the Credit Agreement, see " Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note (6) "Long-Term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and, solely in our pension plan for management employees, the amount of lump-sum payments made to certain participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liabilities and, if applicable, the amount of the accrued benefit paid in the form of a lump-sum to a management pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of our plans and we may be required to make larger contributions to our pension plans than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report. For activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. For details of legal proceedings, see note (13) "Commitments and Contingencies" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2014 Annual Report.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: May 6, 2015	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1	Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period beginning January 1, 2015. † *
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
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