Form 10-Q
period 2015-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2015-08-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 31, 2015, there were 26,902,854 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "projects", "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

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

•
the effects of regulation, including changes in federal and state regulatory policies, procedures and mechanisms including but not limited to the availability and levels of regulatory support payments, the imposition of penalties related to service quality, outages or other matters, and the remaining restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger (as defined hereinafter) and the Plan (as defined hereinafter);

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Cash	$9,148	$37,587
Accounts receivable (net of $10.3 million and $9.9 million allowance for doubtful accounts, respectively)	65,875	71,545
Prepaid expenses	23,379	25,360
Other current assets	3,299	5,406
Deferred income tax, net	12,342	7,638
Total current assets	114,043	147,536
Property, plant and equipment (net of $1,178.5 million and $1,085.4 million accumulated depreciation, respectively)	1,163,480	1,213,729
Intangible assets (net of $49.2 million and $43.7 million accumulated amortization, respectively)	89,379	94,879
Restricted cash	651	651
Other assets	2,995	3,214
Total assets	$1,370,548	$1,460,009

Liabilities and Stockholders’ Equity/(Deficit):
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	748	627
Accounts payable	30,078	62,985
Claims payable and estimated claims accrual	216	216
Accrued interest payable	9,977	9,978
Accrued payroll and related expenses	33,111	25,218
Other accrued liabilities	49,089	47,147
Total current liabilities	129,619	152,571
Capital lease obligations	1,212	962
Accrued pension obligations	165,655	212,806
Accrued other post-employment benefit obligations	101,563	735,351
Deferred income taxes	38,841	35,231
Other long-term liabilities	19,381	21,131
Long-term debt, net of current portion	901,141	902,241
Total long-term liabilities	1,227,793	1,907,722
Total liabilities	1,357,412	2,060,293
Commitments and contingencies (See Note 13)
Stockholders’ equity/(deficit):
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,902,696 and 26,710,569 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	269	267
Additional paid-in capital	519,735	516,080
Retained deficit	(802,956)	(798,008)
Accumulated other comprehensive income/(loss)	296,088	(318,623)
Total stockholders’ equity/(deficit)	13,136	(600,284)
Total liabilities and stockholders’ equity/(deficit)	$1,370,548	$1,460,009

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$214,098	$225,597	$428,072	$456,154
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	97,968	101,661	232,349	217,227
Other post-employment benefit and pension expense	(52,460)	18,157	(59,358)	36,485
Selling, general and administrative expense	53,434	60,219	109,280	124,907
Depreciation and amortization	55,818	55,080	111,124	109,151
Reorganization related expense	20	47	27	65
Total operating expenses	154,780	235,164	393,422	487,835
Income/(loss) from operations	59,318	(9,567)	34,650	(31,681)
Other income/(expense):
Interest expense	(19,974)	(20,023)	(39,793)	(40,031)
Other	97	(224)	272	(9)
Total other expense	(19,877)	(20,247)	(39,521)	(40,040)
Income/(loss) before income taxes	39,441	(29,814)	(4,871)	(71,721)
Income tax benefit/(expense)	824	7,134	(77)	16,804
Net income/(loss)	$40,265	$(22,680)	$(4,948)	$(54,917)

Weighted average shares outstanding:
Basic	26,655	26,454	26,622	26,423
Diluted	27,025	26,454	26,622	26,423

Income/(loss) per share, basic	$1.51	$(0.86)	$(0.19)	$(2.08)

Income/(loss) per share, diluted	$1.49	$(0.86)	$(0.19)	$(2.08)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income/(loss)	$40,265	$(22,680)	$(4,948)	$(54,917)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $0.1 million, $0.4 million, $0.4 million and $0.6 million tax benefit, respectively)	(135)	(541)	(623)	(837)
Qualified pension and other post-employment benefit plans (net of $0.0 million, $0.6 million, $0.0 million and $1.2 million tax expense, respectively)	(55,691)	876	615,334	1,748
Total other comprehensive income	(55,826)	335	614,711	911
Comprehensive Income/(Loss)	$(15,561)	$(22,345)	$609,763	$(54,006)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity/(Deficit)
Six Months ended June 30, 2015
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income/(loss)	Total stockholders' equity/(deficit)
	Shares	Amount
Balance at December 31, 2014	26,711	$267	$516,080	$(798,008)	$(318,623)	$(600,284)
Net income/(loss)	—	—	—	(4,948)	—	(4,948)
Stock-based compensation issued, net	192	2	(454)	—	—	(452)
Stock-based compensation expense	—	—	4,109	—	—	4,109
Interest rate swaps other comprehensive loss	—	—	—	—	(623)	(623)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	690,454	690,454
Employee benefit amounts reclassified from accumulated other comprehensive income	—	—	—	—	(75,120)	(75,120)
Balance at June 30, 2015	26,903	$269	$519,735	$(802,956)	$296,088	$13,136

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2015 and 2014
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss)	$(4,948)	$(54,917)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	(678)	(17,021)
Provision for uncollectible revenue	4,065	4,046
Depreciation and amortization	111,124	109,151
Other post-employment benefits	(70,191)	24,848
Qualified pension	3,816	(4,302)
Stock-based compensation	4,109	2,781
Other non-cash items	2,066	348
Changes in assets and liabilities arising from operations:
Accounts receivable	1,605	3,523
Prepaid and other assets	4,089	4,292
Restricted cash	—	463
Accounts payable and accrued liabilities	(24,480)	(15,416)
Accrued interest payable	(1)	(1)
Other assets and liabilities, net	(939)	(2,054)
Total adjustments	34,585	110,658
Net cash provided by operating activities	29,637	55,741
Cash flows from investing activities:
Net capital additions	(54,728)	(62,978)
Distributions from investments and proceeds from the sale of property and equipment	217	332
Net cash used in investing activities	(54,511)	(62,646)
Cash flows from financing activities:
Repayments of long-term debt	(3,200)	(3,200)
Proceeds from exercise of stock options	13	24
Repayment of capital lease obligations	(378)	(700)
Net cash used in financing activities	(3,565)	(3,876)
Net change	(28,439)	(10,781)
Cash, beginning of period	37,587	42,700
Cash, end of period	$9,148	$31,919
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$10,683	$10,857
Capital lease obligation	748	—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 20,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of June 30, 2015, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of June 30, 2015, the Company operated with approximately 1.1 million access line equivalents in service, including approximately 317,000 broadband subscribers.
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
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under wholesale arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), certain Connect America Fund ("CAF") receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers, wireless carriers and to other local exchange carriers ("LECs"). These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association ("NECA") or by the individual company and approved by the Federal Communications Commission (the "FCC").

Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the wholesale provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement or similar distribution methods. This distribution is based on individual state PUC's (intrastate) or the FCC's (interstate) approved settlement mechanisms, separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. Rule changes associated with the FCC's CAF/ICC Order (as defined hereinafter) impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on the CAF Phase I rules and will be based on CAF Phase II rules when those are put into effect.
Long distance switched retail and wholesale services can be recurring due to coverage under an unlimited calling plan or be usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of June 30, 2015 and December 31, 2014, unearned revenue of $21.1 million and $19.0 million, respectively, was included in other accrued liabilities and unearned revenue of $7.3 million and $9.3 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company requires customers to pay for ancillary special projects in advance. As of June 30, 2015 and December 31, 2014, customer deposits of $2.2 million and $2.4 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new provider of last resort ("POLR") service quality index ("SQI") standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. On January 13, 2015, the MPUC issued a Notice of Investigation to review the Company's service quality in Maine. In addition, the Vermont Public Service Board opened an investigation into service quality on December 3, 2014 at the request of the Vermont Department of Public Service. Penalties, if any, would be recorded as a reduction to revenue.
The Company also adopted a separate performance assurance plan ("PAP") for certain services provided on a wholesale basis to competitive local exchange carriers ("CLECs") in each of the states of Maine, New Hampshire and Vermont. Pursuant to the PAPs, FairPoint was required to provide service credits in the event the Company was unable to meet the provisions of the respective PAP. Effective June 1, 2015, the PAP was retired and the Company began measuring and reporting certain wholesale local service performance results pursuant to the terms of a simplified measurement plan. The new plan, called the Wholesale Performance Plan ("WPP"), was developed collaboratively with CLECs over several years and was approved by the Maine, New Hampshire and Vermont regulatory commissions. Under the WPP, the Company is subject to significantly fewer performance criteria and its annual service credit exposure was reduced.
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

(c) Impairment of Indefinite-lived Intangible Asset
In accordance with the Intangibles-Goodwill and Other Topic of the Accounting Standards Codification ("ASC"), non-amortizable intangible assets are assessed for impairment at least annually. The Company performs its annual impairment test as of the first day of the fourth fiscal quarter of each year and assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired.
For its non-amortizable intangible asset impairment assessment of the FairPoint trade name, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate and applies these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues and other revenues not generated through brand recognition. As of October 1, 2014, the estimated fair value exceeded the carrying value in the Company's quantitative analysis; therefore, an impairment was not necessary. The Company performed another quantitative analysis as of December 31, 2014 and the estimated fair value exceeded the carrying value by approximately 4%; therefore, an impairment was not necessary. However, future changes in one or more of the assumptions discussed above may result in the recognition of an impairment loss.
(d) Accounting for Income Taxes
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
(3) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. The new pronouncement will be effective for annual and interim periods beginning on or after December 15, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. The Company is evaluating its method of adoption.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted for financial statements that have not been previously issued.  The Company adopted this ASU during the quarter ended March 31, 2015.  As a result, $5.9 million was reclassified from debt issue costs, net to long-term debt, net of current portion in the consolidated balance sheet as of December 31, 2014. The adoption of this ASU had no impact on loss before income taxes or net income/(loss).
(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(5) Income Taxes
The Company recorded a tax benefit on the net income/(loss) for the three months ended June 30, 2015 and 2014 of $0.8 million and $7.1 million, respectively, which equates to an effective tax rate of (2.1)% and 23.9%, respectively, by applying the projected full year effective rate. For the six months ended June 30, 2015 and 2014, the Company recorded a tax (expense)/benefit on the net loss of $(0.1) million and $16.8 million, respectively, which equates to an effective tax rate of (1.6)% and 23.4%, respectively, by applying the projected full year effective rate. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2014, the effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
A reconciliation of the Company's statutory tax rate to its projected 2015 effective tax rate is presented below (in percentages):

2015
Statutory federal income tax rate	35.0%
State income tax, net of federal income tax	7.7
Other, net	0.7
Valuation allowance	(44.7)
Effective income tax rate	(1.3)%
The effective tax rate reflected in accumulated other comprehensive income for the three and six months ended June 30, 2015 is 0%. The 0% effective tax rate in accumulated other comprehensive income is due to the tax benefit associated with the reduction in the valuation allowance offsetting tax expense on other net comprehensive income for the three and six months ended June 30, 2015.
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
At June 30, 2015, the Company had gross federal NOL carryforwards of $250.7 million after taking into consideration the NOL tax attribute reduction resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2019 to 2035. At June 30, 2015, the Company had a net, after attribute reduction, state NOL deferred tax asset of $13.3 million. The Company's remaining state NOL carryforwards will expire from 2015 to 2035. The amount expiring in 2015 is negligible and fully reserved as part of the valuation allowance. At

June 30, 2015, the Company had no alternative minimum tax credit carryover and had $4.9 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place based on its current income projections.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2010. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of June 30, 2015 and December 31, 2014, the Company does not have any significant jurisdictional income tax audits.
(6) Long-Term Debt
Long-term debt for the Company at June 30, 2015 and December 31, 2014 is shown below (in thousands):

	June 30, 2015	December 31, 2014
Term Loan, due 2019 (weighted average rate of 7.50%)	$625,600	$628,800
Discount on Term Loan (a)	(12,713)	(14,210)
Debt issuance costs	(5,346)	(5,949)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	907,541	908,641
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$901,141	$902,241

(a)
The $12.7 million and $14.2 million discount on the Term Loan (as defined below) as of June 30, 2015 and December 31, 2014, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of June 30, 2015, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the four years subsequent to June 30, 2015 and thereafter are as follows (in thousands):

Trailing twelve months ending June 30,	Balance Due
2016	$6,400
2017	6,400
2018	6,400
2019	606,400
Thereafter	300,000
Total long-term debt, including current portion	$925,600
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
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of June 30, 2015, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communications' ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communications' capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2015, FairPoint Communications was in compliance with all covenants under the Indenture.
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
In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on October 1, 2015 and maturing on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing on December 31, 2015.
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 is shown below (in thousands):

	As of June 30, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$1,802
Interest rate swaps, Long-term	Other long-term liabilities	$1,983

	As of December 31, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$2,742
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three and six months ended June 30, 2015 and 2014 is shown below (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 2014
Interest rate swaps	$226	$904	$1,043	$1,401

Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan. The Company estimates that approximately $1.8 million will be reclassified as an increase to interest expense over the next four quarters.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended June 30, 2015 or 2014.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of June 30, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$1,802	$—
Interest rate swaps, Long-term (a)		$1,983
As of December 31, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Long-term (a)	$—	2,742	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$612,887	$630,292	$614,590	$619,368
Notes, 8.75%, due 2019	300,000	315,000	300,000	301,890
Total	$912,887	$945,292	$914,590	$921,258

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $12.7 million and $14.2 million as of June 30, 2015 and December 31, 2014, respectively.
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
On February 22, 2015, membership of both labor unions ratified their respective collective bargaining agreements that expire in August 2018. As a result, the following changes were effective regarding the qualified pension plan available to represented employees (the "Represented Pension Plan") and the post-employment healthcare plan for represented employees (the "Represented OPEB Plan"):

•
The Represented Pension Plan was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. For existing participants, future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and are capped at 30 years of total credited service. Pension plan participants on strike received no credited service from October 14, 2014 to February 21, 2015.

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

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligations of the Represented Pension Plan and the Represented OPEB Plan was required as of that date. Net periodic benefit cost for the period from February 23, 2015 to March 31, 2015 and for the three months ended June 30, 2015 for these plans was determined using the respective remeasured net obligations. Net periodic benefit cost for the period from January 1, 2015 to February 22, 2015 for these plans was determined using the respective net obligations as reflected in the financial statements as of December 31, 2014.
Represented retirees who were eligible to participate in the Represented OPEB Plan continued to receive benefits under that plan for the duration of 2014. During the fourth quarter of 2014, the Company amended the other post-employment benefit plan for management employees (the "Continuing OPEB Plan") to allow the existing represented retirees to participate in that plan. Effective January 1, 2015, the represented retirees were transferred to the Continuing OPEB Plan and the Represented OPEB Plan was terminated. A proportionate amount of projected benefit obligation of $91.3 million and unrecognized net actuarial loss of $29.5 million, in addition to an unamortized prior service credit of $45.3 million, for these represented retirees were transferred from the Represented OPEB Plan to the Continuing OPEB Plan as of January 1, 2015.
The remeasurement of the Represented OPEB Plan reflected the elimination of post-employment healthcare benefits for active represented employees effective August 28, 2014 and the termination of the plan effective January 1, 2015. The elimination of the post-employment healthcare benefits for active represented employees was accounted for as a negative plan amendment that reduced the projected benefit obligation with a corresponding prior service credit of $619.4 million being recognized in accumulated other comprehensive income. The elimination of future service accruals for active represented employees resulted in a curtailment gain of $5.4 million. The curtailment gain was applied against the unrecognized net actuarial loss in accumulated other comprehensive income. In addition, on February 22, 2015, an obligation of $9.8 million was established for the Reimbursement Arrangement with a corresponding amount of prior service cost in accumulated other comprehensive income. The prior service credit of $619.4 million and the $9.8 million prior service cost related to the Reimbursement Arrangement, which net to $609.6 million, are being amortized over 1.72 years. The remaining unrecognized net actuarial loss related to the terminated Represented OPEB Plan of $192.2 million is being amortized over 1.50 years.
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

Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows (in thousands):

Qualified Pension Plans

Six Months Ended June 30, 2015
Value of plan assets:
Beginning fair value of plan assets	$195,410
Expected return on plan assets	10,757
Plan settlements	(1,179)
Employer contributions	4,800
Benefits paid	(6,347)
Ending value of plan assets	203,441
Projected benefit obligation:
Beginning projected benefit obligation	$408,216
Service cost	5,169
Interest cost	7,444
Plan amendment	(40,049)
Plan settlements	(569)
Benefits paid	(6,347)
Actuarial gain	(4,768)
Ending projected benefit obligation	369,096
Funded status	$(165,655)

Accumulated benefit obligation	$369,096
Amounts recognized in the consolidated balance sheet:
Long-term liabilities	$165,655
Net amount recognized in the consolidated balance sheet	$165,655

Amounts recognized in accumulated other comprehensive income/(loss):
Prior service credit	$38,842
Net actuarial loss	(118,251)
Plan settlements	(2)
Net amount recognized in accumulated other comprehensive income/(loss)	$(79,411)

Other Post-employment Benefit Plans

Six Months Ended June 30, 2015
Value of plan assets:
Beginning fair value of plan assets	$—
Employer contributions	2,635
Benefits paid	(2,635)
Ending value of plan assets	—
Projected benefit obligation:
Beginning projected benefit obligation	$741,372
Service cost	4,417
Interest cost	5,678
Plan amendments	(609,619)
Plan curtailment	(5,409)
Benefits paid	(2,635)
Actuarial gain	(27,075)
Ending projected benefit obligation	106,729
Funded status	$(106,729)

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(5,166)
Long-term liabilities	(101,563)
Net amount recognized in the consolidated balance sheet	$(106,729)

Amounts recognized in accumulated other comprehensive income/(loss):
Net prior service credit	$529,422
Net actuarial loss	(173,382)
Net amount recognized in accumulated other comprehensive income/(loss)	$356,040
Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. In the second quarter of 2015, the Company recognized a settlement charge of $0.6 million in the qualified pension plan that covers non-represented employees.  The settlement was incurred when the cumulative amount of lump sums paid to participants in 2015 exceeded the expected service and interest cost for 2015. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Qualified Pension Plans	Other Post- employment Benefit Plans	Qualified Pension Plans	Other Post- employment Benefit Plans
Service cost	$1,823	$62	$4,075	$6,344
Interest cost	3,633	1,013	3,963	7,311
Expected return on plan assets	(3,658)	—	(3,406)	—
Amortization of actuarial loss	1,886	32,838	539	924
Amortization of prior service cost	(863)	(89,550)	—	—
Plan Settlement	607	—	—	—
Net periodic benefit cost	3,428	(55,637)	5,171	14,579
Less capitalized portion	(251)	—	(417)	(1,176)
Other post-employment benefit and pension expense	$3,177	$(55,637)	$4,754	$13,403

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Qualified Pension Plans	Other Post- employment Benefit Plans	Qualified Pension Plans	Other Post- employment Benefit Plans
Service cost	$5,169	$4,417	$8,150	$12,689
Interest cost	7,444	5,678	7,926	14,622
Expected return on plan assets	(7,223)	—	(6,811)	—
Amortization of actuarial loss	3,741	47,874	1,078	1,847
Amortization of prior service cost	(1,207)	(125,526)	—	—
Plan settlement	607	—	—	—
Net periodic benefit cost	8,531	(67,557)	10,343	29,158
Less capitalized portion	(332)	—	(790)	(2,226)
Other post-employment benefit and pension expense	$8,199	$(67,557)	$9,553	$26,932
Return on Plan Assets. For the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014, the actual return on the pension plan assets were annualized gains of approximately (0.7)%, 14.0%, 1.9% and 10.5%, respectively.
Other Comprehensive Income/(Loss). Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income/(loss) are as follows (in thousands):

	Qualified Pension Plans

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Amounts recognized in other comprehensive income/(loss):
Prior service credit	$—	$40,049
Net gain arising during the period	—	8,302
Amortization of prior service credit	(863)	(1,207)
Amortization of net actuarial loss	1,886	3,741
Plan settlement	(2)	(2)
Total amount recognized in other comprehensive income/(loss)	$1,021	$50,883

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next six months:
Prior service credit	$(1,726)
Net actuarial loss	3,786
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next six months	$2,060

	Other Post-employment Benefit Plans

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Amounts recognized in other comprehensive income/(loss):
Prior service credit	$—	619,454
Prior service cost	—	(9,835)
Plan curtailment	—	5,409
Net gain arising during the period	—	27,075
Amortization of prior service credit	(89,550)	(125,526)
Amortization of net actuarial loss	32,838	47,874
Total amount recognized in other comprehensive income	$(56,712)	$564,451

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next six months:
Net prior service credit	$(179,100)
Net actuarial loss	65,550
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next six months	$(113,550)
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

June 30, 2015
Qualified Pension Plans:
Discount rate	4.00%
Other Post-employment Benefit Plans:
Discount rate	3.77%

Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic benefit cost are as follows:

	Three Months Ended June 30,
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
Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future other post-employment benefit payments as of June 30, 2015 are as follows (in thousands):

	Qualified Pension Plans	Other Post-employment Benefit Plans
Expected employer contributions for fiscal year 2015	$15,000	$5,166
Expected benefit payments for fiscal years:
2015	$6,311	$5,166
2016	7,165	5,777
2017	8,244	6,270
2018	10,447	6,614
2019	11,347	6,884
2020-2024	81,870	33,371
(10) Accumulated Other Comprehensive Income/(Loss)
Components of accumulated other comprehensive income/(loss), net of income tax, were as follows (in thousands):

June 30, 2015
Accumulated other comprehensive income/(loss), net of taxes:
Fair value of interest rate swaps	$(2,261)
Qualified pension and other post-employment benefit plans	298,349
Total accumulated other comprehensive income/(loss), net of taxes	$296,088
Other comprehensive income/(loss) for the three and six months ended June 30, 2015 includes changes in the fair value of the Company's cash flow hedges, actuarial losses and prior service credits related to the qualified pension and other post-employment benefit plans arising during the respective periods and amortization of these actuarial losses and prior service credits. For further detail of amounts recognized in other comprehensive income/(loss) related to the cash flow hedges, see note (7) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive income/(loss) related to the qualified pension and other post-employment benefit plans, see note (9) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Income/(Loss)" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income/(loss) to the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Employee benefits:
Amortization of actuarial loss (1.5 years to 12.1 years) (a)	$34,724	$51,615
Amortization of prior service credit (1.72 years to 24.9 years) (a)	(90,413)	(126,733)
Plan settlement (a)	(2)	(2)
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss)	(55,691)	(75,120)
Tax benefit (b)	—	—
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss), net	$(55,691)	$(75,120)

(a)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.

(b)	See note (5) "Income Taxes" for details.

There were no amounts reclassified from accumulated other comprehensive income/(loss) related to interest rate swaps for the three and six months ended June 30, 2015.
(11) Earnings Per Share
Basic earnings per share of the Company is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested restricted stock and shares that could be issued under outstanding stock options.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common shares used for basic earnings per share (a)	26,654,518	26,454,390	26,621,662	26,423,456
Effect of potential dilutive shares (b)	370,843	—	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	27,025,361	26,454,390	26,621,662	26,423,456
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation (c)	4,246,924	4,461,537	4,487,876	4,414,623

(a)
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 235,981, 234,660, 238,168 and 238,513 for the three and six months ended June 30, 2015 and 2014, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.

(b)
Since the Company incurred a loss for the three and six months ended June 30, 2014 and the six months ended June 30, 2015, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.

(c)
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include warrants, non-vested restricted stock and stock options issued after repurchase under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan, primarily due to exercise prices exceeding the average market value.

(12) Stockholders' Equity/(Deficit)
At June 30, 2015, 37,500,000 shares of common stock were authorized and 26,902,696 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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
(c) Restricted Cash
As of June 30, 2015 and December 31, 2014, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the balance sheets.
(d) Magnitude of Bankruptcy Claims
As of July 31, 2015, the allowance of the claims of one bankruptcy tax claimant in the amount of $0.2 million is still being litigated. All other bankruptcy claims have been resolved.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, Hosted PBX, Managed Services, Data Center Rack Space, high capacity data transport and other IP-based services over our Next Generation Network (as hereinafter defined), in addition to Internet access, HSD, and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. We operate with approximately 1.1 million access line equivalents, including approximately 317,000 broadband subscribers, in service as of June 30, 2015.
We own and operate an extensive fiber network with more than 20,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable (the "Next Generation Network") in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of June 30, 2015, we provide cellular transport, also known as backhaul, through over 1,800 mobile Ethernet backhaul connections. We have fiber connectivity to over 1,200 cellular telecommunications towers in our service footprint.
Executive Summary
Our executive management team has been focused on our 'four pillar' strategy of improving operations, changing the regulatory environment, transforming and growing revenue and aligning our human resources strategy. With many successful steps behind us, our executive management team is focused on continuing our revenue transformation and improving our customers' experience while at the same time actively managing costs. We are striving to enhance the perception of FairPoint in our markets while the transformation from a traditional telephone company into a provider of advanced communications services continues.
Access lines have historically been an important element of our business, although they are becoming less significant as demand for bandwidth, Ethernet, high capacity data transport and advanced data services increases. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from CLECs, wireless carriers and cable television operators and increased availability of alternative communications services, including wireless and voice over IP ("VoIP"). Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services.
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
We believe that our extensive fiber network, with more than 20,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in northern New England and over 1,200 cellular telecommunications towers currently served with fiber, puts us in an excellent position to serve the cellular backhaul needs in our markets. We further believe the bandwidth needs of cellular backhaul will grow with the continued adoption of bandwidth-intensive technology. As a result, we expect to see wireless carriers developing new technologies as demand increases on existing fiber-connected towers, including the use of "small cell" architecture. By satisfying additional demand for bandwidth, both traditionally and through new and evolving technology, we hope to partially offset the decline we have seen and expect to continue to see in legacy wholesale offerings, including TDM transport services, DS1s, DS3s and wholesale switched access.
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
Labor Matters
Two of our collective bargaining agreements that covered approximately 1,700 employees in the aggregate in northern New England expired on August 2, 2014. On October 17, 2014, the two labor unions initiated a work stoppage. On February 22, 2015, the two unions ratified their respective agreements and returned to work on February 25, 2015.
For the three and six months ended June 30, 2015 and 2014, we recognized ($0.9) million, $3.7 million, $48.7 million and $5.1 million of labor negotiation related expenses, respectively, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses.
On February 22, 2015, the membership of both labor unions ratified their respective collective bargaining agreements that expire in August 2018. Highlights of the collective bargaining agreements are as follows:

•
The qualified defined benefit pension plan for represented employees (the "Represented Pension Plan") was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. For existing participants, future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and are capped at 30 years of total credited service. Pension plan participants on strike received no credited service from October 14, 2014 to February 21, 2015.

•
Post-employment healthcare benefits available to eligible active represented employees upon retirement (the "Represented OPEB Plan") were eliminated as of August 28, 2014. A transitional monthly reimbursement arrangement for eligible represented employees who retire in the first 30 months of the contract period was established (the "Reimbursement Arrangement"). To be eligible for the Reimbursement Arrangement, the represented employee must, among other criteria, have commenced a service pension under the Represented Pension Plan immediately upon termination of employment. The monthly reimbursement amount cannot exceed $800 per retiree, plus an additional $400 for a retiree’s spouse, and may only be paid for reimbursement of medical insurance premiums for coverage of the retiree and spouse. The Reimbursement Arrangement is only available until the retiree reaches the earlier of age 65, or dies, among other limitations, at which time the benefit will cease for the spouse as well. Approximately 290 active represented employees are expected to be eligible to receive benefits under the Reimbursement Arrangement.

•
Represented employees may elect to participate in the National Electrical Contractors Association, Inc. ("NECA") and International Brotherhood of Electrical Workers multi-employer medical plan. For 2015, our contribution is expected to be approximately equal to 79% of the cost had these employees been in our management health plan.

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligation of the Represented Pension Plan was required as of that date. The net pension obligation was $165.7 million at June 30, 2015, or a reduction of $47.1 million from $212.8 million at December 31, 2014. The net pension obligation includes the net obligation for certain management employees, which was not affected by the collective bargaining agreements, in addition to the Represented Pension Plan.
The Represented OPEB Plan was terminated on January 1, 2015. Retirees receiving benefits under the Represented OPEB plan were transferred to the management post-employment benefit plan (the "Continuing OPEB Plan") on that date. The combined obligations for the Continuing OPEB Plan and the Reimbursement Arrangement were $106.7 million at June 30, 2015 ($5.1 million in other accrued liabilities and $101.6 million in accrued other post-employment benefit obligations), or a reduction of $634.7 million from $741.4 million at December 31, 2014.
For 2015, we expect an increase to our net long-term deferred tax liabilities on our balance sheet due to a decrease in the deferred income tax asset associated with the qualified pension and other post-employment benefit obligations, partially offset by a decrease in the valuation allowance.
We expect to recognize a net benefit of approximately $111.5 million for other post-employment benefits expense and pension expense ratably over the remainder of 2015, absent any future events that require a remeasurement. Our estimated annualized effective tax is expected to be a benefit due primarily to the impact of the decrease in the valuation allowance. Since the three months ended June 30, 2015 resulted in pre-tax income and the six months ended June 30, 2015 resulted in a pre-tax loss, the application of the annual effective tax rate resulted in a tax benefit for the three months ended June 30, 2015 and tax expense for the six months ended June 30, 2015.
We do not expect a change in cash taxes or to our net operating loss carryforwards as a result of this remeasurement.
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
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support is considered transitional funding while the FCC developed its CAF Phase II program. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013, which we did spend and met the spending obligation. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." According to the FCC rules, in 2014, we were required to spend and did spend, two-thirds of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." For the CAF Phase I frozen support we receive in 2015, this spending obligation increases to 100% of the frozen support received in 2015 "to build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We expect to be in compliance with the 2015 spending obligation.
In a Public Notice released on April 29, 2015, the FCC extended an offer of CAF Phase II support to price cap carriers to fund the building and operation of voice and broadband-capable services in their service territories. In this Public Notice, the FCC has offered $38.2 million of annual funding for six years to us in return for providing broadband services to 106,380 locations in eligible census blocks specified by the FCC. This compares with $39.3 million in annual CAF Phase I frozen funding that we currently receive, which we have historically recognized as revenue. In addition, there is a three-year transition for price cap carriers that choose to accept model-based support that is less than their CAF Phase I frozen support. In the first year, such carriers would receive, in addition to their CAF Phase II support, 75 percent of the difference between the annualized amount of CAF Phase II model-based support that they accepted and the amount of CAF Phase I frozen high-cost support that they received in 2014. In the second year, they would receive 50 percent of the difference; in the third year, they would receive 25 percent of the difference; thereafter, they would receive only CAF Phase II model-based support. We are eligible to receive a maximum of $7.8 million of CAF Phase II transition funding in 2015 that would be reduced and phased out through 2017. However, this amount will be reduced if we do not make elections in all offered states for CAF Phase II support. We have 120 days from the time of the offer, or until August 27, 2015, to determine whether to accept the CAF Phase II support, on a state by state basis. The specific obligations that will be associated with CAF Phase II funding include the obligation to serve a specified number of locations in specified census blocks; to provide broadband service to those locations with speeds of 10 megabits per second down and 1 megabit per second up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas. FairPoint has not determined whether it will accept any or all of the offered CAF Phase II support. We are evaluating the accounting treatment of CAF Phase II funding, which could have a material impact on recognition of revenue and capital expenditures beginning on the date we formally elect to receive any CAF Phase II funding; however, the accounting treatment will have no impact on the level of any funding we will receive. For any states where FairPoint declines CAF Phase II support, it will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested "Eligible Telecommunications Carriers" ("ETC"). The FCC has not yet adopted final rules governing the competitive bidding process.
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
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") governing our Vermont service territory within our northern New England operations. The IRP includes a 2011-2015 Amended Retail Service Quality Plan ("RSQP"), which significantly reduced FairPoint's exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related automatic SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers in areas where competition may not be adequate. The IRP was initially scheduled to expire on December 31, 2014, so, we, with the support of the Vermont Department of Public Service ("VDPS"), filed with the Vermont Public Service Board ("VPSB") for a new IRP to begin January 1, 2015.  However, the VPSB determined that it will review service quality issues in a separate docket before adopting the new IRP.  As a result, we filed for, and the VPSB approved, an extension of the IRP until after the service quality investigation.
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
During 2014, we filed a rate case with the Maine PUC seeking increases in rates for POLR (Provider of Last Resort) customers and seeking Maine Universal Service Fund (MUSF) support for unrecovered costs associated with FairPoint’s obligation to provide POLR service to high cost areas. The MPUC allowed for increases to the end user POLR rates, but denied MUSF support for FairPoint. We have filed for an increase in POLR rates with the MPUC which was allowed to go into effect at the end of July, 2015.

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
Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for access line equivalents):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Voice services	$84,689	$94,838	$171,202	$190,333
Access	73,832	75,123	146,558	152,063
Data and Internet services	44,455	44,089	87,726	86,432
Other	11,122	11,547	22,586	27,326
Total revenues	214,098	225,597	428,072	456,154
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	97,968	101,661	232,349	217,227
Other post-employment benefit and pension expense	(52,460)	18,157	(59,358)	36,485
Selling, general and administrative expense	53,434	60,219	109,280	124,907
Depreciation and amortization	55,818	55,080	111,124	109,151
Reorganization related expense	20	47	27	65
Total operating expenses	154,780	235,164	393,422	487,835
Income/(loss) from operations	59,318	(9,567)	34,650	(31,681)
Other income/(expense):
Interest expense	(19,974)	(20,023)	(39,793)	(40,031)
Other income (expense, net)	97	(224)	272	(9)
Total other expense	(19,877)	(20,247)	(39,521)	(40,040)
Income/(loss) before income taxes	39,441	(29,814)	(4,871)	(71,721)
Income tax benefit/(expense)	824	7,134	(77)	16,804
Net income/(loss)	$40,265	$(22,680)	$(4,948)	$(54,917)

			As of June 30,
Access line equivalents:			2015	2014
Residential			438,179	502,759
Business			278,302	290,246
Wholesale			51,741	55,569
Total voice access lines			768,222	848,574
Broadband subscribers			317,100	333,421
Total access line equivalents			1,085,322	1,181,995
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communication providers that are not affiliated with us. For the periods ended June 30, 2015 and 2014, voice access lines in service decreased

9.5% and 7.1% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Cable competitors, in particular, have greatly reduced voice pricing, which has contributed to the decrease in voice access lines. There are very few areas within our northern New England footprint where cable voice service is not an alternative for our customers. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.
Effective June 1, 2015, the Performance Assurance Plan ("PAP") that was previously adopted in each of the states of Maine, New Hampshire and Vermont was retired and we began measuring and reporting certain wholesale local service performance results pursuant to the terms of a simplified measurement plan. The new plan, called the Wholesale Performance Plan ("WPP"), was developed collaboratively with CLECs over several years and was approved by the Maine, New Hampshire and Vermont regulatory commissions. Under the WPP, we are subject to significantly fewer performance criteria and our annual service credit exposure was reduced from a maximum of $87 million to a maximum of $12 million ($4.75 million in each of Maine and New Hampshire and $2.5 million in Vermont).
We receive support to supplement the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. A portion of the CAF Phase I frozen support represents high-cost loop funding and is recorded as voice services revenue. We expect to receive the same level of CAF Phase I frozen support revenue in 2015 as we did in 2014, plus or minus small adjustments recorded during the respective quarters, until CAF Phase II is implemented. Additional discussion of the implementation of CAF Phase II is described in “Regulatory and Legislative” herein. For the three months ended June 30, 2015 and 2014, we recognized $3.2 million, respectively, of high-cost loop funding from the CAF Phase I frozen support program as local voice services revenues.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(7.9)		$(14.9)
Increase in accrual of PAP/WPP service credits (1)	—		(0.3)
Long distance services revenues	(2.2)		(3.9)
Total change in voice services revenues	$(10.1)	(11)%	$(19.1)	(10)%

(1)
PAP and WPP service credits were negligible during both the three months ended June 30, 2015 and 2014. During the six months ended June 30, 2015 and 2014, PAP and WPP service credits resulted in a decrease of $0.2 million and an increase of $0.1 million to local voice services revenues, respectively.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. Wholesale Ethernet circuits grew by 38.2% to 7,696 circuits at June 30, 2015 compared to 5,570 circuits at June 30, 2014. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience a decline in access lines due to this competition. However, our extensive fiber network with more than 20,000 miles of fiber optic cable (of which approximately 17,000 miles are in Maine, New Hampshire and Vermont), including over 1,200 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular telecommunications towers when the business case supports doing so. Additionally, we are evaluating new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.

As described above, we adopted a separate PAP for certain services provided on a wholesale basis to CLECs in each of the states of Maine, New Hampshire and Vermont, pursuant to which we are required to issue service credits in the event we are unable to meet the provisions of the respective PAP. These PAPs were retired effective June 1, 2015 and replaced with the WPP. Our maximum exposure to wholesale service credits has been reduced through the implementation of the WPP. The service credits are allocated to access revenues or voice services revenues based on services provided to the wholesale carrier.
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$2.2		$4.8
Decrease/(increase) in accrual of PAP/WPP service credits (2)	0.1		(1.2)
Legacy access services (3)	(3.6)		(9.1)
Total change in access revenues	$(1.3)	(2)%	$(5.5)	(4)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of June 30, 2015, we provide cellular transport on our Next Generation Network through over 1,800 mobile Ethernet backhaul connections compared to over 1,400 as of June 30, 2014.

(2)
During the three months ended June 30, 2015, PAP and WPP service credits resulted in an increase of $0.1 million to access revenues. PAP service credits were negligible during the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, PAP and WPP service credits resulted in a decrease of $1.0 million and an increase of $0.2 million to access revenues, respectively.

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
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. Retail Ethernet circuits grew by 17.1% to 6,036 at June 30, 2015 compared to 5,156 circuits at June 30, 2014. Our broadband subscribers' penetration (our broadband subscribers divided by our total access lines) reached 41.3% of voice access lines at June 30, 2015 from 39.3% at June 30, 2014. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$1.2		$2.5
Other data and Internet technology based services (2)	(0.8)		(1.2)
Total change in data and Internet services revenues	$0.4	1%	$1.3	1%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $10.4 million, $9.2 million, $20.7 million and $18.2 million, respectively, of retail Ethernet revenues from our Next Generation Network.

(2)	Includes all other services such as DSL, T-1, dial-up, high-speed cable modem and wireless broadband.

Other Services Revenues
We receive revenues from other services, including special purpose projects on behalf of third parties, video services (including cable television and video-over-DSL), billing and collection, directory services, the sale and maintenance of customer premise equipment and certain other miscellaneous revenues. Other services revenues also include revenue we receive from late payment charges to end users and interexchange carriers. Due to the composition of other services revenues, it is difficult to predict future trends.
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$—		$(4.4)
Late payment fees (2)	(0.6)		(0.7)
Other (3)	0.2		0.4
Total change in other services revenues	$(0.4)	(4)%	$(4.7)	(17)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect the cost of services and sales to fluctuate with revenue and decrease due to lower employee expenses and lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein. In addition, as a result of a previously announced workforce reduction, we estimate a reduction in employee expenses of approximately $7 million to $9 million over the remainder of 2015 compared to the first half of 2015.
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Labor negotiation related expense (1)	$(1.9)		$39.4
Employee expense (2)	0.1		(15.3)
Severance expense (3)	3.0		2.9
Other (4)	(4.9)		(11.9)
Total change in cost of services and sales	$(3.7)	(4)%	$15.1	7%

(1)	Labor negotiation related expense is related primarily to contracted services incurred as a result of the work stoppage described in "Labor Matters" herein.

(2)
Excludes net periodic benefit cost of other post-employment benefit plans and qualified pension plans. For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $40.4 million, $40.3 million, $79.0 million and $94.3 million, respectively, of employee expense as cost of services and sales. The slight increase for the three months ended June 30, 2015 compared to the comparable period of 2014 is primarily due to a decrease in capitalized labor associated with a reduction in labor intensive capital projects in the second quarter of 2015 versus 2014 partially offset by a reduction in headcount. The decrease for the first half of 2015 compared to the first half of 2014 is primarily due to the work stoppage described in "Labor Matters" herein as well as a reduction in headcount partially offset by a decrease in capitalized labor associated with a reduction in labor intensive capital projects in the first half of 2015 versus 2014.

(3)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $3.0 million, $0.0 million, $3.0 million and $0.1 million of severance expense. The 2015 severance is related to a reduction in workforce in the second quarter and a planned reduction in the third quarter.

(4)	Other cost of services and sales has decreased primarily due to lower network and back-office expenses.
Other Post-Employment Benefit and Pension Expense
We expect other post-employment benefit and pension expense to materially decrease in the near term as we recognize a net benefit for the elimination of other post-employment healthcare benefits for active represented employees as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report, we expect to recognize a net benefit of approximately $111.5 million for other post-employment benefits expense and pension expense ratably over the remainder of 2015, absent any future events that require a remeasurement.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension expense (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Other post-employment benefits expense (1)	$(68.9)		$(94.4)
Pension expense (2)	(1.7)		(1.4)
Total change in other post-employment benefit and pension expense	$(70.6)	(389)%	$(95.8)	(263)%

(1)
Decrease in the second quarter of 2015 net periodic benefit costs compared to the second quarter of 2014 for our other post-employment benefit plans is primarily attributable to the benefit recognized from amortization of prior service credits of $89.5 million in the second quarter of 2015 partially offset by amortization expense of the net actuarial loss of $32.8 million, a decrease in interest cost resulting from the lower obligation and a decrease in service cost due to elimination of benefits for active represented employees. Decrease in the first half of 2015 net periodic benefit costs compared to the comparable period of 2014 is primarily attributable to the benefit recognized from amortization of prior service credits of $125.5 million in the first half of 2015 partially offset by amortization expense of the net actuarial loss of $47.8 million, a decrease in interest cost resulting from the lower obligation and a decrease in service cost due to elimination of benefits for active represented employees. As of June 30, 2015, the net prior service credit of $520.1 million is being amortized over 1.72 years. The remaining unrecognized net actuarial loss for the Represented OPEB Plan of $158.8 million as of June 30, 2015 is being amortized over 1.5 years. See note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report for further information on our other post-employment benefit plans.

(2)
The decrease in the second quarter of 2015 and the first half of 2015 net periodic benefit cost compared to the second quarter of 2014 and the first half of 2014 for our qualified pension plans is primarily attributable to lower service cost partially offset by a settlement charge in the second quarter of 2015.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages, benefits (including stock based compensation) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to decrease in the near term due to lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three months ended June 30, 2015 vs. June 30, 2014		Six months ended June 30, 2015 vs. June 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Labor negotiation related expense (1)	(2.6)		3.4
Employee expense (2)	(1.6)		(11.0)
Operating taxes	(0.2)		(0.9)
Severance expense (3)	0.6		0.6
Bad debt expense (4)	(0.2)		0.1
Other (5)	(2.8)		(7.8)
Total change in SG&A expense	$(6.8)	(11)%	$(15.6)	(13)%

(1)	Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses.

(2)
Excludes net periodic benefit cost of other post-employment benefit plans and qualified pension plans. For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $26.5 million, $28.1 million, $49.8 million and $60.8 million, respectively, of employee expense in SG&A expense. The decrease for the three months ended June 30, 2015 compared to the comparable period of 2014 is primarily due to a reduction in headcount. The decrease for the first half of 2015 compared to the comparable period of 2014 is primarily due to the work stoppage described in "Labor Matters" herein and reduction in headcount.

(3)	For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $0.7 million, $0.1 million, $1.0 million and $0.4 million of severance expense.

(4)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $1.7 million, $1.9 million, $4.1 million and $4.0 million, of bad debt expense, respectively.

(5)	Decreases in other expenses are primarily due to lower contracted services and advertising costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections described in "Regulatory and Legislative" herein. We expect amortization expense to remain consistent throughout the remainder of our intangible assets' useful lives.
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, we recognized $53.0 million, $52.3 million, $105.5 million and $103.6 million of depreciation expense, respectively. We recognized $2.8 million of amortization expense in each of the three months ended June 30, 2015 and 2014 and $5.6 million in each of the six months ended June 30, 2015 and 2014.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all of the remaining claims have been closed. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of June 30, 2015, the Claims Reserve has a balance of $0.2 million.

Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Credit Agreement Loans	$12.3	$12.3	$24.4	$24.6
Notes	6.6	6.6	13.1	13.1
Amortization of debt issue costs	0.3	0.3	0.6	0.5
Amortization of debt discount	0.8	0.7	1.5	1.4
Other interest expense	0.1	0.1	0.2	0.4
Total interest expense	$20.1	$20.0	$39.8	$40.0
Interest expense increased $0.1 million in the three months ended June 30, 2015 as compared to the same period in 2014 and decreased $0.2 in the six months ended June 30, 2015 as compared to the same period in 2014.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan ("Term Loan") outstanding and the undrawn $75.0 million Revolving Facility ("Revolving Facility"). The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans (Term Loan and together with Revolving Facility, the "Credit Agreement Loans") accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of June 30, 2015, we were party to interest rate swap agreements; however, since the agreements are not effective until October 1, 2015, they will have an impact on interest expense beginning in the third quarter of 2015.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded tax benefit/(expense) on the loss/(income) from continuing operations for the three and six months ended June 30, 2015 and 2014 of $0.8 million, $7.1 million, $(0.1) million and $16.8 million, which equates to an effective tax rate of (2.1)% , 23.9%, (1.6)% and 23.4% respectively, by applying the projected full year effective rate. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2014, the effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
Review for Potential Impairment
In accordance with the Intangibles-Goodwill and Other Topic of the ASC, non-amortizable intangible assets are assessed for impairment at least annually. We perform an annual impairment test as of the first day of the fourth fiscal quarter of each year and assess the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired.
For our non-amortizable intangible asset impairment assessment of the FairPoint trade name, we make certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate and apply these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues and other revenues not generated through brand recognition. As of October 1, 2014, the estimated fair value exceeded the carrying value in our quantitative analysis; therefore, an impairment was not necessary. We performed another quantitative analysis as of December 31, 2014 and the estimated fair value exceeded the carrying value by approximately 4%; therefore, an impairment was not necessary. However, future changes in one or more of the assumptions discussed above may result in the recognition of an impairment loss.

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
For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in our Credit Agreement), costs, expenses and charges related to the renegotiation of labor contracts including, but not limited to, expenses for third-party vendors and losses related to disruption of operations (including any associated penalties under service level agreements and regulatory performance plans) are permitted to be excluded from the calculation. We believe this includes, among others, the costs paid to third-parties for the contingent workforce and service quality penalties due to the disruption of operations. On October 17, 2014, two of our labor unions in northern New England initiated a work stoppage and returned to work on February 25, 2015. As a result, significant union employee and vehicle and other related expenses related to northern New England were not incurred between January 1, 2015 and February 24, 2015 (the "work stoppage period"). Therefore, to assist in the evaluation of the Company's operating performance without the impact of the work stoppage, we estimated the union employee and vehicle and other related expenses using historical data for the work stoppage period that we believe would have been incurred absent the work stoppage ("Estimated Avoided Costs"). Estimated Avoided Costs is a pro forma estimate only. Actual costs absent the strike may have been different. In the first half of 2015, had our incumbent workforce been in place, actual labor costs during the work stoppage period may have been higher than the $27 million recorded as Estimated Avoided Costs due to significant winter storm activity that increased our service demands; however, those incremental storm-related costs would have been an allowed add back to Adjusted EBITDA under the Credit Agreement. Estimated employee expenses avoided during the work stoppage period include salaries and wages, bonus, overtime, capitalized labor, benefits, payroll taxes, travel expenses and other employee related costs based on a trailing 12-month average calculated per striking employee per day during the work stoppage period less any actual expense incurred. Estimated vehicle fuel and maintenance expense savings, which resulted from the contingent workforce utilizing their own vehicles, for the work stoppage period were estimated based on a trailing 12-month average of historical costs less actual expense incurred. Management believes "Adjusted EBITDA minus Estimated Avoided Costs" and "Unlevered Free Cash Flow minus Estimated Avoided Costs" may be useful to investors in understanding our operating performance without the impact of the two unions' work stoppage in northern New England as described elsewhere in this Quarterly Report.
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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income/(loss) is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income/(loss)	$40,265	$(22,680)	$(4,948)	$(54,917)
Income tax (benefit)/expense	(824)	(7,134)	77	(16,804)
Interest expense	19,974	20,023	39,793	40,031
Depreciation and amortization	55,818	55,080	111,124	109,151
Pension expense (1a)	3,088	4,754	8,199	9,553
Other post-employment benefits expense (1a)	(55,548)	13,404	(67,556)	26,933
Compensated absences (1b)	(3,803)	(3,013)	8,434	8,300
Severance	3,760	129	4,118	513
Reorganization costs (1c)	20	47	27	65
Storm expenses (1d) (3)	—	(190)	—	(600)
Other non-cash items (1e)	1,780	(109)	4,513	1,022
Gain on sale of assets	—	243	—	253
Labor negotiation related expense (1f)	(850)	3,700	48,678	5,113
All other allowed adjustments, net (1f)	(16)	(20)	(115)	(204)
Adjusted EBITDA (1)	63,664	64,234	152,344	128,409
Estimated Avoided Costs (2)	—	—	(27,000)	—
Adjusted EBITDA minus Estimated Avoided Costs (2)	$63,664	$64,234	$125,344	$128,409

Adjusted EBITDA (1)	$63,664	$64,234	$152,344	$128,409
Pension contributions	(3,182)	(6,895)	(4,382)	(13,855)
Other post-employment benefits payments	(1,486)	(1,068)	(2,635)	(2,130)
Capital expenditures	(28,298)	(34,900)	(54,728)	(62,977)
Unlevered Free Cash Flow	30,698	21,371	90,599	49,447
Estimated Avoided Costs (2)	—	—	(27,000)	—
Unlevered Free Cash Flow minus Estimated Avoided Costs (2)	$30,698	$21,371	$63,599	$49,447

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net income/(loss) for interest, income taxes, depreciation and amortization, in addition to:
a) the add-back of aggregate pension and other post-employment benefits expense,
b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
c) the add-back of costs related to the reorganization, including professional fees for advisors and consultants,
d) the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
e) the add-back of other non-cash items, including stock compensation expense, except to the extent they will require a cash payment in a future period, including impairment charges, and
f) the add-back (or subtraction) of other items, including facility and office closures, labor negotiation related expenses, non-cash gains/losses and non-operating dividend and interest income and other extraordinary gains/losses.
(2) See paragraphs preceding the table above for information regarding the calculation of this non-GAAP measure.
(3) While there are no costs reflected on this line item for the first half of 2015, we believe the impact is captured in our labor negotiation related expense through incremental contracted service.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement through June 30, 2015 and expect to remain in compliance for the remainder of 2015.
Cash Flows
Cash at June 30, 2015 totaled $9.1 million compared to $37.6 million at December 31, 2014, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the six months ended June 30, 2015, cash flows from operations of $29.6 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses, were partially offset by cash outflows largely associated with $54.7 million of capital expenditures. During the six months ended June 30, 2014, cash outflows were primarily associated with $63.0 million of capital expenditures partially offset by cash flows from operations of $55.7 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Six Months Ended June 30,
Net cash flows provided by (used in):	2015	2014
Operating activities	$29.6	$55.7
Investing activities	(54.5)	(62.6)
Financing activities	(3.5)	(3.9)
Net (decrease) increase in cash	$(28.4)	$(10.8)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the six months ended June 30, 2015 decreased $26.1 million compared to the same period in 2014, primarily due to increased labor negotiation related expenses in the first quarter of 2015 and a reduction in revenues partially offset by lower employee expenses during the strike as well as lower cash pension contributions.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2015 decreased $8.1 million compared to the same period in 2014. Capital expenditures were $54.7 million and $63.0 million for the six months ended June 30, 2015 and 2014, respectively.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2015 was relatively unchanged compared to the same period in 2014.
Pension Contributions and Other Post-Employment Benefit Plan Expenditures
During the six months ended June 30, 2015, we contributed $4.8 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $2.6 million under our other post-employment benefit plans.
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

Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the six months ended June 30, 2015, our net capital expenditures totaled $54.7 million, compared to $63.0 million during the comparable period in 2014. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2015, capital expenditures are expected to be lower than in 2014 as we have a lower overall 2015 capital plan. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of June 30, 2015, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Security/Guarantors. All obligations under the Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by certain subsidiaries of FairPoint Communications (the “Subsidiary Guarantors”) and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit

Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at 101.0% of the aggregate principal amount prepaid if such prepayment is made prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the six months ended June 30, 2015.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that we and our subsidiaries may make in any fiscal year. As of June 30, 2015, we were in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2015, we were in compliance with all covenants under the Indenture.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of FairPoint Communications and certain of its subsidiaries.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014 we had $16.2 million in each period, respectively, in outstanding letters of credit under the Revolving Facility and $4.0 million and $2.8 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets. See "Summary of Contractual Obligations" herein for further details.
Summary of Contractual Obligations
Other than as set forth below, there have been no material changes since December 31, 2014 outside the ordinary course of business to our contractual obligations as disclosed in the 2014 Annual Report.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other long-term liabilities (a)	$329,681	$21,567	$19,906	$18,277	$269,931

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
the balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at June 30, 2015 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)	the balance includes the current portion of our other post-employment benefit obligations of $5.2 million presented in the current portion of other accrued liabilities at June 30, 2015; and

(iii)
our 2015 pension contribution is expected to be approximately $15 million and has been reflected as due in less than one year. Our actual contribution could differ from this estimation. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown and therefore the remaining accrued pension obligation has been reflected as due in more than 5 years.

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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of June 30, 2015, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of June 30, 2015, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. However, these agreements are not effective until October 1, 2015. Accordingly, on June 30, 2015, the entire $625.6 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of June 30, 2015, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $6.3 million on an annual basis.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: August 5, 2015	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
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