Form 10-Q
period 2015-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2015-11-03
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 30, 2015, there were 26,905,398 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "projects", "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

•	future performance generally and our share price as a result thereof;

•	any change in strategic direction, including as a result of mergers, acquisitions or dispositions;

•	restrictions imposed by the agreements governing our indebtedness;

•	our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

•	financing sources and availability, and future interest expense;

•	our ability to repay or refinance our indebtedness;

•	our ability to fund substantial capital expenditures;

•	anticipated business development activities and future capital expenditures;

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

•	our ability to satisfy our Connect America Fund ("CAF") Phase II obligations;

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives, labor negotiations and any resulting financial or operational impact;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Cash	$17,033	$37,587
Accounts receivable (net of $9.7 million and $9.9 million allowance for doubtful accounts, respectively)	64,525	71,545
Prepaid expenses	27,807	25,360
Other current assets	5,311	5,406
Deferred income tax, net	14,633	7,638
Total current assets	129,309	147,536
Property, plant and equipment (net of $1,229.9 million and $1,085.4 million accumulated depreciation, respectively)	1,138,549	1,213,729
Intangible assets (net of $52.0 million and $43.7 million accumulated amortization, respectively)	86,629	94,879
Restricted cash	651	651
Other assets	3,013	3,214
Total assets	$1,358,151	$1,460,009

Liabilities and Stockholders’ Equity/(Deficit):
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	838	627
Accounts payable	29,983	62,985
Claims payable and estimated claims accrual	216	216
Accrued interest payable	3,421	9,978
Accrued payroll and related expenses	28,874	25,218
Other accrued liabilities	51,353	47,147
Total current liabilities	121,085	152,571
Capital lease obligations	1,214	962
Accrued pension obligations	144,875	212,806
Accrued other post-employment benefit obligations	101,173	735,351
Deferred income taxes	40,026	35,231
Other long-term liabilities	23,741	21,131
Long-term debt, net of current portion	900,634	902,241
Total long-term liabilities	1,211,663	1,907,722
Total liabilities	1,332,748	2,060,293
Commitments and contingencies (See Note 13)
Stockholders’ equity/(deficit):
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,905,398 and 26,710,569 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	269	267
Additional paid-in capital	520,921	516,080
Retained deficit	(749,902)	(798,008)
Accumulated other comprehensive income/(loss)	254,115	(318,623)
Total stockholders’ equity/(deficit)	25,403	(600,284)
Total liabilities and stockholders’ equity/(deficit)	$1,358,151	$1,460,009

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months ended September 30, 2015 and 2014
(Unaudited)
(in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Revenues	$221,569	$228,120	$649,641	$684,274
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	100,718	104,643	333,067	321,870
Other post-employment benefit and pension expense	(57,568)	19,832	(116,926)	56,317
Selling, general and administrative expense	49,688	75,937	158,968	200,844
Depreciation and amortization	56,296	56,618	167,420	165,769
Reorganization related expense	6	12	33	77
Total operating expenses	149,140	257,042	542,562	744,877
Income/(loss) from operations	72,429	(28,922)	107,079	(60,603)
Other income/(expense):
Interest expense	(20,186)	(20,195)	(59,979)	(60,226)
Other	153	90	425	81
Total other expense	(20,033)	(20,105)	(59,554)	(60,145)
Income/(loss) before income taxes	52,396	(49,027)	47,525	(120,748)
Income tax benefit	658	11,249	581	28,053
Net income/(loss)	$53,054	$(37,778)	$48,106	$(92,695)

Weighted average shares outstanding:
Basic	26,676	26,472	26,640	26,440
Diluted	27,004	26,472	26,952	26,440

Income/(loss) per share, basic	$1.99	$(1.43)	$1.81	$(3.51)

Income/(loss) per share, diluted	$1.96	$(1.43)	$1.78	$(3.51)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three and Nine Months ended September 30, 2015 and 2014
(Unaudited)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Net income/(loss)	$53,054	$(37,778)	$48,106	$(92,695)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $0.2 million, ($0.1) million, $0.6 million and $0.5 million tax benefit/(expense), respectively)	(274)	155	(897)	(682)
Qualified pension and other post-employment benefit plans (net of $0.0 million, $1.2 million, $0.0 million and $2.4 million tax expense, respectively)	(41,698)	1,752	573,635	3,500
Total other comprehensive income/(loss)	(41,972)	1,907	572,738	2,818
Comprehensive income/(loss)	$11,082	$(35,871)	$620,844	$(89,877)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity/(Deficit)
Nine Months ended September 30, 2015
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income/(loss)	Total stockholders' equity/(deficit)
	Shares	Amount
Balance at December 31, 2014	26,711	$267	$516,080	$(798,008)	$(318,623)	$(600,284)
Net income/(loss)	—	—	—	48,106	—	48,106
Stock-based compensation issued, net	194	2	(465)	—	—	(463)
Stock-based compensation expense	—	—	5,306	—	—	5,306
Interest rate swaps other comprehensive loss	—	—	—	—	(897)	(897)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	690,453	690,453
Employee benefit amounts reclassified from accumulated other comprehensive income	—	—	—	—	(116,818)	(116,818)
Balance at September 30, 2015	26,905	$269	$520,921	$(749,902)	$254,115	$25,403

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2015 and 2014
(Unaudited) (in thousands)

	Nine Months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss)	$48,106	$(92,695)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	(1,603)	(28,907)
Provision for uncollectible revenue	5,606	6,840
Depreciation and amortization	167,420	165,769
Other post-employment benefits	(127,356)	38,348
Qualified pension	(2,001)	(6,447)
Stock-based compensation	5,306	3,527
Other non-cash items	3,114	1,091
Changes in assets and liabilities arising from operations:
Accounts receivable	1,415	5,141
Prepaid and other assets	(2,354)	2,694
Restricted cash	—	463
Accounts payable and accrued liabilities	(27,139)	(6,660)
Accrued interest payable	(6,557)	(6,561)
Other assets and liabilities, net	3,535	(3,567)
Total adjustments	19,386	171,731
Net cash provided by operating activities	67,492	79,036
Cash flows from investing activities:
Net capital additions	(82,921)	(91,775)
Distributions from investments and proceeds from the sale of property and equipment	230	1,101
Net cash used in investing activities	(82,691)	(90,674)
Cash flows from financing activities:
Repayments of long-term debt	(4,800)	(4,800)
Proceeds from exercise of stock options	13	32
Repayment of capital lease obligations	(568)	(1,067)
Net cash used in financing activities	(5,355)	(5,835)
Net change	(20,554)	(17,473)
Cash, beginning of period	37,587	42,700
Cash, end of period	$17,033	$25,227
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$7,848	$7,015
Acquisition of property and equipment by capital lease	1,030	1,135

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 20,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of September 30, 2015, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of September 30, 2015, the Company operated with approximately 314,000 broadband subscribers, approximately 14,000 Ethernet circuits and approximately 424,000 residential voice lines.
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
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under wholesale arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), certain CAF receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers, wireless carriers and to other LECs. These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association ("NECA") or by the individual company and approved by the Federal Communications Commission (the "FCC").

Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the wholesale provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement or similar distribution methods. This distribution is based on individual state PUC's (intrastate) or the FCC's (interstate) approved settlement mechanisms, separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. Rule changes associated with the FCC's CAF/ICC Order (as defined hereinafter) impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on rules from the FCC's CAF/ICC Order, including CAF Phase II support where FairPoint accepted CAF Phase II support, continued CAF Phase I frozen support where FairPoint did not accept CAF Phase II support and CAF/ICC rules in states where FairPoint is eligible for such support under the ICC Transition Rules for price cap and rate-of-return carriers. FairPoint accepted CAF Phase II support in all states except Kansas and Colorado.
Long distance switched retail and wholesale services can be recurring due to coverage under an unlimited calling plan or be usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of September 30, 2015 and December 31, 2014, unearned revenue of $21.5 million and $19.0 million, respectively, was included in other accrued liabilities and unearned revenue of $7.6 million and $9.3 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company requires customers to pay for ancillary special projects in advance. As of September 30, 2015 and December 31, 2014, customer deposits of $2.2 million and $2.4 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted for financial statements that have not been previously issued.  The Company adopted this ASU during the quarter ended March 31, 2015.  As a result, $5.9 million was reclassified from debt issue costs, net to long-term debt, net of current portion in the consolidated balance sheet as of December 31, 2014. The adoption of this ASU had no impact on income/(loss) before income taxes or net income/(loss). In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this ASU during the quarter ended September 30, 2015, which did not have an impact on the consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04, “Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations (for example, a settlement or curtailment), ASU 2015-04 provides a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted for any effects of the significant event that may or may not be captured in the month-end measurement. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the date of the significant event that are not caused by the entity (for example, changes in market prices or interest rates). An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this ASU prospectively. This ASU was adopted in the quarter ended September 30, 2015 when the Company remeasured the plan assets and obligations at July 31, 2015 for one of its pension plans to recognize a curtailment related to a headcount reduction that occurred during that month.
(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.

(5) Income Taxes
The Company recorded a tax benefit on the net income/(loss) for the three months ended September 30, 2015 and 2014 of $0.7 million and $11.2 million, respectively, which equates to an effective tax rate of (1.2)% and 22.9%, respectively, by applying the projected full year effective rate. For the nine months ended September 30, 2015 and 2014, the Company recorded a tax benefit on net income/(loss) of $0.6 million and $28.1 million, respectively, which equates to an effective tax rate of (1.2)% and 23.2%, respectively, by applying the projected full year effective rate. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2014, the effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
A reconciliation of the Company's statutory tax rate to its projected 2015 effective tax rate is presented below (in percentages):

2015
Statutory federal income tax rate	35.0%
State income tax, net of federal income tax	8.5
Other, net	0.9
Valuation allowance	(45.6)
Effective income tax rate	(1.2)%
The effective tax rate reflected in accumulated other comprehensive income for the three and nine months ended September 30, 2015 is 0%. The 0% effective tax rate in accumulated other comprehensive income is due to the tax benefit associated with the reduction in the valuation allowance offsetting tax expense on other net comprehensive income for the three and nine months ended September 30, 2015.
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
At September 30, 2015, the Company had gross federal NOL carryforwards of $258.9 million after taking into consideration the NOL tax attribute reduction resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2019 to 2035. At September 30, 2015, the Company had a net, after attribute reduction, state NOL deferred tax asset of $13.5 million. The Company's remaining state NOL carryforwards will expire from 2015 to 2035. The amount expiring in 2015 is negligible and fully reserved as part of the valuation allowance. At September 30, 2015, the Company had no alternative minimum tax credit carryover and had $4.9 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place based on its current income projections.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. The Company is no longer subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2011. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of September 30, 2015 and December 31, 2014, the Company does not have any significant jurisdictional income tax audits.

(6) Long-Term Debt
Long-term debt for the Company at September 30, 2015 and December 31, 2014 is shown below (in thousands):

	September 30, 2015	December 31, 2014
Term Loan, due 2019 (weighted average rate of 7.50%)	$624,000	$628,800
Discount on Term Loan (a)	(11,932)	(14,210)
Debt issuance costs	(5,034)	(5,949)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	907,034	908,641
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$900,634	$902,241

(a)
The $11.9 million and $14.2 million discount on the Term Loan (as defined below) as of September 30, 2015 and December 31, 2014, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of September 30, 2015, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the four years subsequent to September 30, 2015 are as follows (in thousands):

Trailing twelve months ending September 30,	Balance Due
2016	$6,400
2017	6,400
2018	6,400
2019	904,800
Total long-term debt, including current portion	$924,000
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
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of September 30, 2015, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communications' ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communications' capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2015, FairPoint Communications was in compliance with all covenants under the Indenture.
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
In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period effective September 30, 2015. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing on December 31, 2015.
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 is shown below (in thousands):

	As of September 30, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,384
Interest rate swaps, Long-term	Other long-term liabilities	$1,861

	As of December 31, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps	Other long-term liabilities	$2,742
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three and nine months ended September 30, 2015 and 2014 is shown below (in thousands):

	Amount of Loss/(Gain) Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion) (Pre-Tax)
	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014
Interest rate swaps	$460	$(260)	$1,503	$1,141

Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan. The Company estimates that approximately $2.4 million will be reclassified as an increase to interest expense over the next four quarters.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended September 30, 2015 or 2014.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of September 30, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,384	$—
Interest rate swaps, Long-term (a)	$—	$1,861	$—
As of December 31, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Long-term (a)	$—	2,742	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$612,068	$624,000	$614,590	$619,368
Notes, 8.75%, due 2019	300,000	309,000	300,000	301,890
Total	$912,068	$933,000	$914,590	$921,258

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet date, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $11.9 million and $14.2 million as of September 30, 2015 and December 31, 2014, respectively.
(9) Employee Benefit Plans
The Company sponsors noncontributory qualified defined benefit pension plans ("qualified pension plans") and other post-employment benefit plans which provide certain cash payments and medical, dental and life insurance benefits to eligible retired employees and their beneficiaries and covered dependents. The qualified pension plans and certain post-employment benefit plans were created as part of the acquisition of the Northern New England operations from Verizon and substantially replicated the prior Verizon plans available to the eligible employees in the acquired operations.
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

•
The Represented OPEB Plan for active represented employees was eliminated as of August 28, 2014. A transitional monthly reimbursement arrangement for eligible represented employees who retire no later than August 22, 2017 was established (the "Reimbursement Arrangement"). To be eligible for the Reimbursement Arrangement, the represented employee must, among other criteria, have commenced a service pension under the Represented Pension Plan immediately upon termination of employment. The monthly reimbursement amount cannot exceed $800 per retiree, plus an additional $400 for a retiree’s spouse, and may only be paid for reimbursement of medical insurance premiums for coverage of the retiree and spouse. The Reimbursement Arrangement is only available until the retiree reaches the earlier of age 65, or dies, among other limitations, at which time the benefit will cease for the spouse as well. Approximately 290 active represented employees are expected to be eligible to receive benefits under the Reimbursement Arrangement.

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligations of the Represented Pension Plan and the Represented OPEB Plan was required as of that date. Net periodic benefit cost for the period from February 23, 2015 to July 31, 2015 for the Represented Pension Plan was determined using the remeasured obligation as of February 22, 2015 for that plan. As the result of a workforce reduction, a curtailment occurred related to the Represented Pension Plan and a subsequent remeasurement of the net obligation was performed as of July 31, 2015. Accordingly, net periodic benefit cost from August 1, 2015 to September 30, 2015 was determined using the remeasured obligation as of July 31, 2015. Net periodic benefit cost for the period from February 23, 2015 to September 30, 2015 for the Represented OPEB Plan was determined using the remeasured obligation as of February 22, 2015 for that plan. Net periodic benefit cost for the period from January 1, 2015 to February 22, 2015 for these plans was determined using the respective net obligations as reflected in the financial statements as of December 31, 2014.
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
The remeasurement of the Represented OPEB Plan reflected the elimination of post-employment healthcare benefits for active represented employees effective August 28, 2014 and the termination of the plan effective January 1, 2015. The elimination of the post-employment healthcare benefits for active represented employees was accounted for as a negative plan amendment that reduced the projected benefit obligation with a corresponding prior service credit of $619.4 million being recognized in accumulated other comprehensive income. The elimination of future service accruals for active represented employees resulted in a curtailment gain of $5.4 million. The curtailment gain was applied against the unrecognized net actuarial loss in accumulated other comprehensive income. In addition, on February 22, 2015, an obligation of $9.8 million was established for the Reimbursement Arrangement with a corresponding amount of prior service cost in accumulated other comprehensive income. The prior service credit of $619.4 million and the $9.8 million prior service cost related to the Reimbursement Arrangement, which net to $609.6 million, are being amortized over 1.72 years for 2015 expense. The remaining unrecognized net actuarial loss related to the terminated Represented OPEB Plan of $192.2 million is being amortized over 1.50 years for 2015 expense.
The Company recognized a $40.0 million prior service credit for a negative plan amendment at remeasurement of the Represented Pension Plan related to pension bands that were frozen under the terms of the collective bargaining agreements. The prior service credit was recorded in accumulated other comprehensive income and is being amortized over 11.67 years for 2015 expense.

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
Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows (in thousands):

Qualified Pension Plans

Nine Months ended September 30, 2015
Value of plan assets:
Beginning fair value of plan assets	$195,410
Expected return on plan assets	14,445
Plan settlements	(6,416)
Employer contributions	8,780
Benefits paid	(7,702)
Ending value of plan assets	204,517
Projected benefit obligation:
Beginning projected benefit obligation	$408,216
Service cost	6,822
Interest cost	11,146
Plan amendment	(40,049)
Plan settlements	(21,847)
Plan curtailment	(2,426)
Benefits paid	(7,702)
Actuarial gain	(4,768)
Ending projected benefit obligation	349,392
Funded status	$(144,875)

Accumulated benefit obligation	$349,392

Net amount recognized in long-term liabilities in the consolidated balance sheet	$(144,875)

Amounts recognized in accumulated other comprehensive income/(loss):
Prior service credit	$33,772
Net actuarial loss	(98,106)
Net amount recognized in accumulated other comprehensive income/(loss)	$(64,334)

Other Post-employment Benefit Plans

Nine Months ended September 30, 2015
Value of plan assets:
Beginning fair value of plan assets	$—
Employer contributions	4,092
Benefits paid	(4,092)
Ending value of plan assets	—
Projected benefit obligation:
Beginning projected benefit obligation	$741,372
Service cost	4,479
Interest cost	6,683
Plan amendments	(609,619)
Plan curtailment	(5,409)
Benefits paid	(4,092)
Actuarial gain	(27,075)
Ending projected benefit obligation	106,339
Funded status	$(106,339)

Amounts recognized in the consolidated balance sheet:
Current liabilities	$(5,166)
Long-term liabilities	(101,173)
Net amount recognized in the consolidated balance sheet	$(106,339)

Amounts recognized in accumulated other comprehensive income/(loss):
Net prior service credit	$439,872
Net actuarial loss	(140,607)
Net amount recognized in accumulated other comprehensive income/(loss)	$299,265
Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, the Company recognized settlement charges of $0.1 million, $0.7 million, $0.7 million and $0.7 million, respectively, in the qualified pension plan that covers non-represented employees.  The settlements were incurred when the cumulative amount of lump sums paid to participants in the respective years exceeded the expected service and interest cost for the respective years. In July 2015, as the result of a workforce reduction, the Company recognized a curtailment gain of $4.2 million in the Represented Pension Plan. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months ended September 30, 2015		Three Months ended September 30, 2014
	Qualified Pension Plans	Other Post- employment Benefit Plans	Qualified Pension Plans	Other Post- employment Benefit Plans
Service cost	$1,653	$62	$3,514	$6,279
Interest cost	3,702	1,005	3,862	7,897
Expected return on plan assets	(3,688)	—	(3,368)	—
Amortization of actuarial loss	1,570	32,775	556	1,729
Amortization of prior service cost	(863)	(89,550)	—	—
Plan curtailment	(4,207)	—	—	—
Plan settlement	110	—	650	—
Net periodic benefit cost	(1,723)	(55,708)	5,214	15,905
Less capitalized portion	(137)	—	(322)	(965)
Other post-employment benefit and pension expense	$(1,860)	$(55,708)	$4,892	$14,940

	Nine Months ended September 30, 2015		Nine Months ended September 30, 2014
	Qualified Pension Plans	Other Post- employment Benefit Plans	Qualified Pension Plans	Other Post- employment Benefit Plans
Service cost	$6,822	$4,479	$11,664	$18,968
Interest cost	11,146	6,683	11,788	22,520
Expected return on plan assets	(10,911)	—	(10,179)	—
Amortization of actuarial loss	5,311	80,649	1,634	3,576
Amortization of prior service cost	(2,070)	(215,076)	—	—
Plan curtailment	(4,207)	—	—	—
Plan settlement	717	—	650	—
Net periodic benefit cost	6,808	(123,265)	15,557	45,064
Less capitalized portion	(469)	—	(1,112)	(3,192)
Other post-employment benefit and pension expense	$6,339	$(123,265)	$14,445	$41,872
Return on Plan Assets. For the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2015 and 2014, the actual return on the pension plan assets were annualized gains/(losses) of approximately (5.6)%, (6.1)%, (3.7)% and 4.9%, respectively.

Other Comprehensive Income/(Loss). Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income/(loss) are as follows (in thousands):

	Qualified Pension Plans

	Three Months ended September 30, 2015	Nine Months ended September 30, 2015

Amounts recognized in other comprehensive income/(loss):
Prior service credit	$—	$40,049
Net gain arising during the period	—	8,302
Amortization of prior service credit	(863)	(2,070)
Amortization of net actuarial loss	1,570	5,311
Plan curtailment	(1,781)	(1,781)
Plan settlement	16,151	16,149
Total amount recognized in other comprehensive income/(loss)	$15,077	$65,960

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next three months:
Prior service credit	$(863)
Net actuarial loss	1,407
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next three months	$544

	Other Post-employment Benefit Plans

	Three Months ended September 30, 2015	Nine Months ended September 30, 2015
Amounts recognized in other comprehensive income/(loss):
Prior service credit	$—	$619,454
Prior service cost	—	(9,835)
Plan curtailment	—	5,409
Net gain arising during the period	—	27,075
Amortization of prior service credit	(89,550)	(215,076)
Amortization of net actuarial loss	32,775	80,649
Total amount recognized in other comprehensive income	$(56,775)	$507,676

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next three months:
Net prior service credit	$(89,550)
Net actuarial loss	32,775
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next three months	$(56,775)
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

Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations for these plans at their respective measurement dates are as follows:

September 30, 2015
Qualified Pension Plans:
Discount rate	4.34%
Other Post-employment Benefit Plans:
Discount rate	3.77%

Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic benefit cost are as follows:

	Three Months ended September 30,
	2015	2014
Qualified Pension Plans:
Discount rate	4.34%	4.92%
Expected return on plan assets (a)	7.31%	7.66%
Other Post-employment Benefit Plans:
Discount rate	3.29%	4.98%

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

Contributions and Benefit Payments
During the nine months ended September 30, 2015, we contributed $8.8 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $4.1 million under our other post-employment benefit plans.
(10) Accumulated Other Comprehensive Income/(Loss)
Components of accumulated other comprehensive income/(loss), net of income tax, were as follows (in thousands):

September 30, 2015
Accumulated other comprehensive income/(loss), net of taxes:
Fair value of interest rate swaps	$(2,536)
Qualified pension and other post-employment benefit plans	256,651
Total accumulated other comprehensive income/(loss), net of taxes	$254,115
Other comprehensive income/(loss) for the three and nine months ended September 30, 2015 includes changes in the fair value of the Company's cash flow hedges, actuarial losses and prior service credits related to the qualified pension and other post-employment benefit plans arising during the respective periods and amortization of these actuarial losses and prior service credits. For further detail of amounts recognized in other comprehensive income/(loss) related to the cash flow hedges, see note (7) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive income/(loss) related to the qualified pension and other post-employment benefit plans, see note (9) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Income/(Loss)" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income/(loss) to the condensed consolidated statement of operations (in thousands):

	Three Months ended September 30, 2015	Nine Months ended September 30, 2015
Employee benefits:
Amortization of actuarial loss (1.5 years to 12.1 years) (a)	$34,345	$85,960
Amortization of net prior service credit (1.72 years to 24.9 years) (a)	(90,413)	(217,146)
Plan settlement (a)	16,151	16,149
Plan curtailment (a)	(1,781)	(1,781)
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss)	(41,698)	(116,818)
Tax benefit (b)	—	—
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss), net	$(41,698)	$(116,818)

(a)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.

(b)	See note (5) "Income Taxes" for details.
There was a nominal amount reclassified from accumulated other comprehensive income/(loss) related to interest rate swaps for the three and nine months ended September 30, 2015.
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
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 226,900, 232,884, 234,370 and 236,616 for the three and nine months ended September 30, 2015 and 2014, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.
Potentially dilutive shares exclude warrants and stock options issued after repurchase under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan, primarily due to exercise prices exceeding the average market value. Since the Company incurred a loss for the three and nine months ended September 30, 2014, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Weighted average number of common shares used for basic earnings per share	26,676,385	26,472,162	26,640,103	26,439,870
Effect of potential dilutive shares	327,448	—	312,193	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	27,003,833	26,472,162	26,952,296	26,439,870
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	4,146,782	4,548,565	4,148,613	4,443,933

(12) Stockholders' Equity/(Deficit)
At September 30, 2015, 37,500,000 shares of common stock were authorized and 26,905,398 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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
(c) Restricted Cash
As of September 30, 2015 and December 31, 2014, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the balance sheets.
(d) Magnitude of Bankruptcy Claims
As of October 30, 2015, the allowance of the claims of one bankruptcy tax claimant in the amount of $0.2 million is still being litigated. All other bankruptcy claims have been resolved.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, Hosted PBX, Managed Services, Data Center Rack Space, high capacity data transport and other IP-based services over our Next Generation Network (as hereinafter defined), in addition to Internet access, HSD, and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of September 30, 2015, we operated with approximately 314,000 broadband subscribers, approximately 14,000 Ethernet circuits, including over 1,900 fiber-to-the-tower connections, and approximately 424,000 residential voice lines.
We own and operate an extensive fiber network with more than 20,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable (the "Next Generation Network") in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our Next Generation Network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of September 30, 2015, we have fiber connectivity to over 1,200 cellular telecommunications towers in our service footprint.
Executive Summary

The successful execution of our “four pillar” strategy has created a set of leveragable assets and competitive advantages that we intend to more fully exploit in the coming quarters. Our executive management team is focused on utilizing our superior network assets, outstanding operating platform and proven ability to develop and deploy relevant new products to aid in generating new revenue and sustaining existing revenue. We will enhance our network to bring new service and more robust technologies to our markets, enable effective and secure technology to ensure our product and service offering remains competitive, and provide excellent customer service to create a loyal customer base, all while maintaining a sharp focus on managing costs.
Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our Next Generation Network in addition to HSD services, to minimize our dependence on voice access lines. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition from wireless carriers, cable television operators and CLECs and increased availability of alternative communications services, including wireless and voice over IP ("VoIP"). We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services. We believe access lines as a measure of the business are increasingly less meaningful measures of trend and are being replaced by revenue generating broadband subscribers and Ethernet circuits.
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
For the three and nine months ended September 30, 2015 and 2014, we recognized $0.2 million, $17.1 million, $48.8 million and $22.3 million of labor negotiation related expenses, respectively, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses.
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

•
Post-employment healthcare benefits available to eligible active represented employees upon retirement (the "Represented OPEB Plan") were eliminated as of August 28, 2014. A transitional monthly reimbursement arrangement for eligible represented employees who retire no later than August 22, 2017 was established (the "Reimbursement Arrangement"). To be eligible for the Reimbursement Arrangement, the represented employee must, among other criteria, have commenced a service pension under the Represented Pension Plan immediately upon termination of employment. The monthly reimbursement amount cannot exceed $800 per retiree, plus an additional $400 for a retiree’s spouse, and may only be paid for reimbursement of medical insurance premiums for coverage of the retiree and spouse. The Reimbursement Arrangement is only available until the retiree reaches the earlier of age 65, or dies, among other limitations, at which time the benefit will cease for the spouse as well. Approximately 290 active represented employees are expected to be eligible to receive benefits under the Reimbursement Arrangement.

•
Represented employees may elect to participate in the National Electrical Contractors Association, Inc. and International Brotherhood of Electrical Workers multi-employer medical plan. For 2015, our contribution is expected to be approximately equal to 79% of the cost had these employees been in our management health plan.

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligations of the Represented Pension Plan and the Represented OPEB Plan was required as of that date. Net periodic benefit cost for the period from February 23, 2015 to July 31, 2015 for the Represented Pension Plan was determined using the remeasured obligation as of February 22, 2015 for that plan. As the result of a workforce reduction, a curtailment occurred related to the Represented Pension Plan and a subsequent remeasurement of the net obligation was performed as of July 31, 2015. Accordingly, net periodic benefit cost from August 1, 2015 to September 30, 2015 was determined using the remeasured obligation as of July 31, 2015. Net periodic benefit cost for the period from February 23, 2015 to September 30, 2015 for the Represented OPEB Plan was determined using the remeasured obligation as of February 22, 2015 for that plan. Net periodic benefit cost for the period from January 1, 2015 to February 22, 2015 for these plans was determined using the respective net obligations as reflected in the financial statements as of December 31, 2014. The net pension obligation was $144.9 million at September 30, 2015, or a reduction of $67.9 million from $212.8 million at December 31, 2014. The net pension obligation includes the net obligation for certain management employees, which was not affected by the collective bargaining agreements, in addition to the Represented Pension Plan.
Represented retirees who were eligible to participate in the Represented OPEB Plan continued to receive benefits under that plan for the duration of 2014. During the fourth quarter of 2014, we amended the other post-employment benefit plan for management employees (the "Continuing OPEB Plan") to allow the existing represented retirees to participate in that plan. Effective January 1, 2015, the represented retirees were transferred to the Continuing OPEB Plan and the Represented OPEB Plan was terminated. A proportionate amount of projected benefit obligation of $91.3 million and unrecognized net actuarial loss of $29.5 million, in addition to an unamortized prior service credit of $45.3 million, for these represented retirees were transferred from the Represented OPEB Plan to the Continuing OPEB Plan as of January 1, 2015. The combined obligations for the Continuing OPEB Plan and the Reimbursement Arrangement were $106.3 million at September 30, 2015 ($5.2 million in other accrued liabilities and $101.2 million in accrued other post-employment benefit obligations), or a reduction of $635.1 million from $741.4 million at December 31, 2014.
The remeasurement of the Represented OPEB Plan reflected the elimination of post-employment healthcare benefits for active represented employees effective August 28, 2014 and the termination of the plan effective January 1, 2015. The elimination of the post-employment healthcare benefits for active represented employees was accounted for as a negative plan amendment that reduced the projected benefit obligation with a corresponding prior service credit of $619.4 million being recognized in accumulated other comprehensive income. The elimination of future service accruals for active represented employees resulted in a curtailment gain of $5.4 million. The curtailment gain was applied against the unrecognized net actuarial loss in accumulated other comprehensive income. In addition, on February 22, 2015, an obligation of $9.8 million was established for the Reimbursement Arrangement with a corresponding amount of prior service cost in accumulated other comprehensive income. The prior service credit of $619.4 million and the $9.8 million prior service cost related to the Reimbursement Arrangement, which net to $609.6 million, are being amortized over 1.72 years for 2015 expense. The remaining unrecognized net actuarial loss related to the terminated Represented OPEB Plan of $192.2 million is being amortized over 1.50 years for 2015 expense.
We recognized a $40.0 million prior service credit for a negative plan amendment at remeasurement of the Represented Pension Plan related to pension bands that were frozen under the terms of the collective bargaining agreements. The prior service credit was recorded in accumulated other comprehensive income and is being amortized over 11.67 years for 2015 expense.
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
We expect to recognize a net benefit of approximately $56.2 million for other post-employment benefits expense and pension expense ratably over the remainder of 2015, absent any future events that require a remeasurement. Our estimated annualized effective tax is expected to be a benefit due primarily to the impact of the decrease in the valuation allowance. Since the three months and nine months ended September 30, 2015 resulted in pre-tax income, the application of the annual effective tax rate resulted in a tax benefit for the three months and nine months ended September 30, 2015.
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
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory and Legislative Environment" in our 2014 Annual Report. The impact of these changes for 2015 is described further below. However, in the long run, we are uncertain of the ultimate impact as federal and state regulations continue to evolve.
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
In a Public Notice released on April 29, 2015, the FCC extended an offer of CAF Phase II support to price cap carriers to fund the building and operation of voice and broadband-capable services in their service territories. In this Public Notice, the FCC offered $38.2 million of annual funding for six years to us in return for providing broadband services to 106,380 locations in eligible census blocks specified by the FCC. This compares with $39.3 million in annual CAF Phase I frozen funding that we received in 2014. On August 18, 2015, we announced our acceptance of $37.4 million in annual CAF Phase II support, which is effective retroactive to January 1, 2015. This includes support in all our operating states except Colorado and Kansas where we declined the offered CAF Phase II support.
In addition, there is a three-year transition for price cap carriers that choose to accept model-based support in states where the accepted support is less than the CAF Phase I frozen support. The determination of transition funding is made at the state level. From January 1, 2015 to July 31, 2015, and as prescribed by the FCC, such carriers received 100% of the difference between the annualized amount of CAF Phase II support that they accepted and the amount of CAF Phase I frozen support that they received in 2014. Beginning August 1, 2015, transitional funding stepped down to 75% of that amount. Following a transition schedule, on August 1, 2016 transitional funding steps down to 50% of the difference and on August 1, 2017 transitional funding steps down to 25% of the difference. Transitional support will terminate as of July 31, 2018, after which time carriers will receive only CAF Phase II support.
As prescribed by the FCC’s transitional plan and the transitional funding calculation, we have recognized or expect to recognize transitional funding, in addition to the $37.4 million annual funding, based on the following schedule:

•	January 1, 2015 - July 31, 2015: $824,000 per month in transitional funding

•	August 1, 2015 - July 31, 2016: $618,000 per month in transitional funding

•	August 1, 2016 - July 31, 2017: $412,000 per month in transitional funding

•	August 1, 2017 - July 31, 2018: $206,000 per month in transitional funding

•	August 1, 2018 and after: no transitional funding
Following acceptance in August 2015 and as a result of the prescribed transition plan, we recognized $7.0 million of transitional funding in the third quarter of 2015 for the period from January 1, 2015 through September 30, 2015.
The specific obligations associated with CAF Phase II funding include the obligation to serve a specified number of locations in specified census blocks; to provide broadband service to those locations with speeds of 10 megabits per second down and 1 megabit per second up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.
For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. The FCC has not yet adopted final rules governing the competitive bidding process.
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
Legislation for Maine and New Hampshire
Effective August 10, 2012, the New Hampshire legislature enacted Chapter 177 (known as Senate Bill 48) ("SB 48") in its Session Laws of 2012. SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire Public Utilities Commission ("NHPUC") has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to wholesale obligations which arise from the Telecommunications Act, as well as certain obligations related to telephone poles and carrier of last resort responsibilities.
In New Hampshire, beginning with the August 10, 2012 effective date of SB 48, our exposure to annual SQI penalties was eliminated (from $12.5 million to zero) and we have pricing discretion with respect to existing and new retail telecommunications services other than basic local exchange service and certain services provided to customers who qualify for the federal lifeline discount.
Under the MPUC ("Maine Public Utilities Commission") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI penalties and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter 2014 results as well.
During 2014, we filed a rate case with the MPUC seeking increases in rates for POLR (Provider of Last Resort) customers and seeking Maine Universal Service Fund (MUSF) support for unrecovered costs associated with FairPoint’s obligation to provide POLR service to high cost areas. The MPUC allowed for increases to the end user POLR rates, but denied MUSF support for FairPoint. We have filed for an increase in POLR rates with the MPUC which was allowed to go into effect at the end of July, 2015.
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification ("ASC"). During the third quarter of 2015, we reclassified regulatory funding revenue from voice services and access revenues for the three and nine months ended September 30, 2015 and 2014 to be consistent with our current period presentation.

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for operating metrics):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Revenues:
Voice services	$81,247	$91,402	$246,011	$275,297
Access	64,304	69,070	194,552	204,756
Data and Internet services	46,018	44,851	133,744	131,283
Regulatory funding	17,927	11,439	40,675	34,254
Other	12,073	11,358	34,659	38,684
Total revenues	221,569	228,120	649,641	684,274
Operating expenses:
Costs of services and sales, excluding depreciation and amortization	100,718	104,643	333,067	321,870
Other post-employment benefit and pension expense	(57,568)	19,832	(116,926)	56,317
Selling, general and administrative expense	49,688	75,937	158,968	200,844
Depreciation and amortization	56,296	56,618	167,420	165,769
Reorganization related expense	6	12	33	77
Total operating expenses	149,140	257,042	542,562	744,877
Income/(loss) from operations	72,429	(28,922)	107,079	(60,603)
Other income/(expense):
Interest expense	(20,186)	(20,195)	(59,979)	(60,226)
Other income, net	153	90	425	81
Total other expense	(20,033)	(20,105)	(59,554)	(60,145)
Income/(loss) before income taxes	52,396	(49,027)	47,525	(120,748)
Income tax benefit	658	11,249	581	28,053
Net income/(loss)	$53,054	$(37,778)	$48,106	$(92,695)

			As of September 30
Select Operating Metrics:			2015	2014

Broadband subscribers			313,982	327,793

Ethernet circuits			14,100	11,657

Residential voice lines			423,667	483,467
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary, FairPoint Carrier Services, Inc., we provide wholesale long distance services to communication providers that are not affiliated with us. For the periods ended September 30, 2015 and 2014, residential voice access lines in service decreased 12.4% and 10.8% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Cable competitors, in particular, have greatly reduced voice pricing, which has contributed to the decrease in residential voice access lines. There are very few areas within our northern New England footprint where cable voice service is not an alternative for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses shifted from traditional voice products to Ethernet or other advanced services. We expect the trend of decline in voice access lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.

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
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(7.9)		$(22.8)
Increase in accrual of PAP/WPP service credits (1)	—		(0.3)
Long distance services revenues	(2.3)		(6.2)
Total change in voice services revenues	$(10.2)	(11)%	$(29.3)	(11)%

(1)
PAP and WPP service credits were negligible during both the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015 and 2014, PAP and WPP service credits resulted in a decrease of $0.2 million and an increase of $0.1 million to local voice services revenues, respectively.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. Wholesale Ethernet circuits grew by 26.8% to 7,906 circuits at September 30, 2015 compared to 6,234 circuits at September 30, 2014. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience a decline in special access connections due to this competition. However, our extensive fiber network with more than 20,000 miles of fiber optic cable (of which approximately 17,000 miles are in Maine, New Hampshire and Vermont), including over 1,200 cellular telecommunications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular telecommunications towers when the business case supports doing so. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
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
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.

The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$2.7		$7.5
Increase in accrual of PAP/WPP service credits (2)	(0.1)		(1.2)
Legacy access services (3)	(7.4)		(16.5)
Total change in access revenues	$(4.8)	(7)%	$(10.2)	(5)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of September 30, 2015, we provide cellular transport on our Next Generation Network through over 1,900 fiber-to-the-tower connections compared to over 1,600 as of September 30, 2014.

(2)
During the three months ended September 30, 2015, PAP and WPP service credits resulted in a decrease of $0.1 million to access revenues. PAP service credits were negligible during the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, PAP and WPP service credits resulted in a decrease of $1.0 million and an increase of $0.2 million to access revenues, respectively.

(3)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. Retail Ethernet circuits grew by 14.2% to 6,194 at September 30, 2015 compared to 5,423 circuits at September 30, 2014. For the periods ended September 30, 2015 and 2014, broadband subscribers decreased 4.2% and 0.4% year-over-year, respectively, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$1.4		$4.0
Other data and Internet technology based services (2)	(0.2)		(1.5)
Total change in data and Internet services revenues	$1.2	3%	$2.5	2%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our Next Generation Network. During the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $10.8 million, $9.4 million, $31.5 million and $27.5 million, respectively, of retail Ethernet revenues from our Next Generation Network.

(2)	Includes all other services such as DSL, dial-up, high-speed cable modem and wireless broadband.
Regulatory Funding Revenues
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding (scheduled to phase down over three-years); CAF Phase I frozen support (for Kansas and Colorado in 2015 and until a reverse auction is completed); CAF funding under the CAF/ICC Order; and universal service fund support from certain states in which we operate. During the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $17.9 million, $11.4 million, $40.7 million and $34.3 million, respectively, of regulatory funding revenues. The year-over-year changes are primarily due to the transition CAF Phase II revenue we recognized during the three and nine months ended September 30, 2015. CAF Phase II support revenue does not include Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2016 and is phased out through 2018.
Other Services Revenues
We receive revenues from other services, including special purpose construction projects on behalf of third parties, video services (including cable television and video-over-DSL), billing and collection, directory services, the sale and maintenance of customer premise equipment and certain other miscellaneous revenues. Other services revenues also include revenue we receive from late payment charges to end users and interexchange carriers. Due to the composition of other services revenues, it is difficult to predict future trends.
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Special purpose construction projects (1)	$0.7		$(3.7)
Late payment fees (2)	0.3		(0.5)
Other (3)	(0.3)		0.2
Total change in other services revenues	$0.7	6%	$(4.0)	(10)%

(1)	Special purpose construction projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
Supplementary revenue information. In addition to the revenue information discussed above, we are providing the following additional strategic revenue categorization information. Management believes that providing this additional revenue information will afford better visibility into our revenue trends as a result of product and service evolution within our industry. Management believes these metrics will enhance investors' ability to evaluate our business and assist investors in their understanding of the changing composition of our revenue (in millions).

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Growth (1)
Broadband (1a)	$34.9	$35.7	$101.7	$104.3
Ethernet (1b)	24.8	20.7	71.1	59.8
Hosted and Advanced Services (1c)	3.6	2.9	9.7	9.4
Subtotal Growth	63.3	59.3	182.5	173.5

Convertible (2)
Non-Ethernet Special Access (2a)	19.6	23.6	62.0	73.5
Business Voice (2b)	31.2	33.7	96.7	101.2
Other convertible (2c)	6.0	7.1	18.4	22.5
Subtotal Convertible	56.8	64.4	177.1	197.2

Legacy (3)
Residential Voice (3a)	57.7	63.4	172.2	185.7
Switched Access and Other (3b)	17.6	21.6	56.6	63.6
Subtotal Legacy	75.3	85.0	228.8	249.3

Regulatory funding (4)	17.9	11.4	40.6	34.2

Miscellaneous (5)	8.3	8.0	20.6	30.1

Total Revenue	$221.6	$228.1	$649.6	$684.3

(1) Growth revenue is comprised of products and services that are generally viewed as in-demand by telecommunications consumers over the medium- to long-term and are expected to increase over time.

a) Broadband revenue is comprised of both residential and business customers delivered through DSL, ADSL, VDSL or other similar services.
b) Ethernet revenue includes Ethernet over copper ("EOC") or Ethernet over fiber ("EOF") services delivered to end-users or to wholesalers, who then sell to their end-users.
c) Hosted and Advanced Services includes VoIP and other digital voice services including unified messaging and other IP features as well as revenue generated from our various advanced services including the next-generation emergency 9-1-1 contracts in several of our service territories as well as data center and managed services.
(2) Convertible revenues are revenues that could move from TDM-based technologies to Ethernet or other advanced services.
a) Non-Ethernet Special Access includes high-capacity circuits. The revenues are primarily comprised of business revenue from T1's, DS3's and SONET products.
b) Business Voice is traditional voice, long distance, ISDN and Centrex services for a business customer.
c) Other convertible revenue primarily includes Unbundled Network Element ("UNE"), Asynchronous Transfer Mode ("ATM"), Frame Relay, ISDN, Analog Private Line and Internet services such as dial-up.
(3) Legacy revenues are TDM-based voice related consumer revenue largely related to residential customers.
a) Residential Voice is comprised of TDM voice services to residential customers.
b) Switched Access and Other primarily includes Switched Transport, Local Switching, NECA pooling elements and colocation of miscellaneous equipment.
(4) Refer to the definition of "Regulatory Funding Revenues" above.
(5) Miscellaneous is comprised of special purpose projects, late payment fees from our customers and pole rental revenues among other various service revenues.
The primary drivers of the year-over-year changes in the strategic revenue categorization for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (dollars in millions) were:

•	Growth revenue increased by $4.0 million as we experienced growth in Ethernet while price increases for broadband services and speed upgrades helped offset a decline in broadband subscribers.

•
Convertible revenue declined by $7.6 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to more modern VoIP and hosted products.

•	Legacy revenue was down $9.7 million resulting from the loss of voice access lines versus a year ago combined with lower long distance usage.

•	Regulatory funding revenue grew $6.5 million due to our acceptance of CAF Phase II and the corresponding transitional revenue of $7.0 million associated with that program.

•	Miscellaneous revenue increased $0.3 million due to higher special purpose construction projects in the third quarter of 2015.
The primary drivers of the year-over-year changes in the strategic revenue categorization for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (dollars in millions) were:

•	Growth revenue increased by $9.0 million as we experienced growth in Ethernet while price increases for broadband services and speed upgrades helped offset a decline in broadband subscribers.

•
Convertible revenue declined by $20.1 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to more modern VoIP and hosted products.

•	Legacy revenue was down $20.5 million resulting from the loss of voice access lines versus a year ago combined with lower long distance usage.

•	Regulatory funding revenue grew $6.4 million due to our acceptance of CAF Phase II and the corresponding transitional revenue of $7.0 million associated with that program.

•
Miscellaneous revenue decreased $9.5 million due to higher special purpose construction projects in the first quarter of 2014, increased PAP/WPP service credits, lower late payment fees and revenue assurance.

Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation, but excluding net periodic benefit cost of other post-employment benefit plans and qualified pension plans), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect the cost of services and sales to fluctuate with revenue and decrease due to lower employee expenses and lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein. In addition, as a result of a workforce reduction in the second and third quarters of 2015, we expect lower employee expenses for the remainder of 2015 compared to 2014.
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Labor negotiation related expense (1)	$0.9		$40.3
Employee expense (2)	(2.7)		(18.0)
Severance expense (3)	(0.4)		2.6
Other (4)	(1.7)		(13.7)
Total change in cost of services and sales	$(3.9)	(4)%	$11.2	3%

(1)	Labor negotiation related expense is related primarily to contracted services incurred as a result of the work stoppage described in "Labor Matters" herein.

(2)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $42.4 million, $45.1 million, $121.4 million and $139.4 million, respectively, of employee expense as cost of services and sales. The decrease for the three months ended September 30, 2015 compared to the comparable period of 2014 is primarily due to a reduction in headcount partially offset by a decrease in capitalized labor associated with a reduction in labor intensive capital projects in the third quarter of 2015 versus 2014. The decrease for the first nine months of 2015 compared to the comparable period of 2014 is primarily due to the work stoppage described in "Labor Matters" herein as well as a reduction in headcount partially offset by a decrease in capitalized labor associated with a reduction in labor intensive capital projects in 2015 versus 2014.

(3)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $(0.4) million, $0.0 million, $2.7 million and $0.1 million of severance expense. The 2015 severance is related to a reduction in workforce in the second and third quarters.

(4)	Other cost of services and sales has decreased primarily due to lower network and back-office expenses.
Other Post-Employment Benefit and Pension Expense
We expect other post-employment benefit and pension expense to decrease in 2015 compared to 2014 as we recognize a net benefit for the elimination of other post-employment healthcare benefits for active represented employees as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report, we expect to recognize a net benefit of approximately $56.2 million for other post-employment benefits expense and pension expense ratably over the remainder of 2015, absent any future events that require a remeasurement.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension expense (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Other post-employment benefits expense (1)	$(70.6)		$(165.1)
Pension expense (2)	(6.8)		(8.1)
Total change in other post-employment benefit and pension expense	$(77.4)	(390)%	$(173.2)	(308)%

(1)
Decrease in the third quarter of 2015 net periodic benefit costs compared to the third quarter of 2014 for our other post-employment benefit plans is primarily attributable to the benefit recognized from amortization of prior service credits of $89.5 million in the third quarter of 2015 partially offset by amortization expense of the net actuarial loss of $32.8 million, a decrease in interest cost resulting from the lower obligation and a decrease in service cost due to elimination of benefits for active represented employees. Decrease in the net periodic benefit costs for the nine months ended September 30, 2015 compared to the comparable period of 2014 is primarily attributable to the benefit recognized from amortization of prior service credits of $215.1 million during the nine months ended September 30, 2015 partially offset by amortization expense of the net actuarial loss of $80.6 million, a decrease in interest cost resulting from the lower obligation and a decrease in service cost due to elimination of benefits for active represented employees. See note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Item 1. Financial Information" included elsewhere in this Quarterly Report for further information on our other post-employment benefit plans.

(2)
The decrease in the net periodic benefit cost for the three months ended September 30, 2015 and the nine months ended September 30, 2015 compared to the comparable periods in 2014 for our qualified pension plans is primarily attributable to lower service cost and a plan curtailment recognized in the third quarter of 2015 partially offset by settlement charges.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, but excluding net periodic benefit cost of other post-employment benefit plans and qualified pension plans) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to decrease in 2015 compared to 2014 due to lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three Months ended September 30, 2015 vs September 30, 2014		Nine Months ended September 30, 2015 vs September 30, 2014
	Increase (Decrease)%		Increase (Decrease)%
Labor negotiation related expense (1)	(17.8)		(14.5)
Employee expense (2)	(3.0)		(11.5)
Operating taxes (3)	(4.0)		(4.9)
Severance expense (4)	—		0.6
Bad debt expense (5)	(1.3)		(1.2)
Other (6)	(0.1)		(10.4)
Total change in SG&A expense	$(26.2)	(35)%	$(41.9)	(21)%

(1)	Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses.

(2)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $27.5 million, $30.5 million, $79.8 million and $91.3 million, respectively, of employee expense in SG&A expense. The decrease for the three months ended September 30, 2015 compared to the comparable period of 2014 is primarily due to a reduction in headcount. The decrease for the nine months ended September 30, 2015 compared to the comparable period of 2014 is primarily due to the work stoppage described in "Labor Matters" herein and reduction in headcount.

(3)	Includes an operating tax settlement in the third quarter of 2015.

(4)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $0.3 million, $0.3 million, $1.3 million and $0.7 million of severance expense.

(5)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $1.5 million, $2.8 million, $5.6 million and $6.8 million, of bad debt expense, respectively.

(6)	Decreases in other expenses are primarily due to lower contracted services and advertising costs.
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
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, we recognized $53.5 million, $53.8 million, $159.0 million and $157.4 million of depreciation expense, respectively. We recognized

$2.8 million of amortization expense in each of the three months ended September 30, 2015 and 2014 and $8.4 million in each of the nine months ended September 30, 2015 and 2014.
Reorganization Related Income
Reorganization related income represents income or expense amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all of the remaining claims have been closed. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of September 30, 2015, the Claims Reserve has a balance of $0.2 million.
Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Credit Agreement Loans	$12.4	$12.5	$36.8	$37.1
Notes	6.6	6.6	19.7	19.7
Amortization of debt issue costs	0.3	0.3	0.9	0.8
Amortization of debt discount	0.8	0.7	2.3	2.1
Other interest expense	0.1	0.1	0.3	0.5
Total interest expense	$20.2	$20.2	$60.0	$60.2
Interest expense remained flat for the three months ended September 30, 2015 as compared to the same period in 2014 and decreased $0.2 million in the nine months ended September 30, 2015 as compared to the same period in 2014.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan ("Term Loan") outstanding and the undrawn $75.0 million Revolving Facility ("Revolving Facility"). The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans (Term Loan and together with Revolving Facility, the "Credit Agreement Loans") accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of September 30, 2015, we were party to interest rate swap agreements; however, since the agreements were not effective until September 30, 2015, the impact on interest expense during the third quarter of 2015 was nominal.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded a tax benefit on the net income/(loss) for the three and nine months ended September 30, 2015 and 2014 of $0.7 million, $11.2 million, $0.6 million and $28.1 million, which equates to an effective tax rate of (1.2)%, 22.9%, (1.2)% and 23.2%, respectively, by applying the projected full year effective rate. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2014, the effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes.
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
For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in our Credit Agreement), costs, expenses and charges related to the renegotiation of labor contracts including, but not limited to, expenses for third-party vendors and losses related to disruption of operations (including any associated penalties under service level agreements and regulatory performance plans) are permitted to be excluded from the calculation. We believe this includes, among others, the costs paid to third-parties for the contingent workforce and service quality penalties due to the disruption of operations. On October 17, 2014, two of our labor unions in northern New England initiated a work stoppage and returned to work on February 25, 2015. As a result, significant union employee and vehicle and other related expenses related to northern New England were not incurred between January 1, 2015 and February 24, 2015 (the "work stoppage period"). Therefore, to assist in the evaluation of the Company's operating performance without the impact of the work stoppage, we estimated the union employee and vehicle and other related expenses using historical data for the work stoppage period that we believe would have been incurred absent the work stoppage ("Estimated Avoided Costs"). Estimated Avoided Costs is a pro forma estimate only. Actual costs absent the strike may have been different. In the first nine months of 2015, had our incumbent workforce been in place, actual labor costs during the work stoppage period may have been higher than the $27 million recorded as Estimated Avoided Costs due to significant winter storm activity that increased our service demands; however, those incremental storm-related costs would have been an allowed add back to Adjusted EBITDA under the Credit Agreement. Estimated employee expenses avoided during the work stoppage period include salaries and wages, bonus, overtime, capitalized labor, benefits, payroll taxes, travel expenses and other employee related costs based on a trailing 12-month average calculated per striking employee per day during the work stoppage period less any actual expense incurred. Estimated vehicle fuel and maintenance expense savings, which resulted from the contingent workforce utilizing their own vehicles, for the work stoppage period were estimated based on a trailing 12-month average of historical costs less actual expense incurred. Management believes "Adjusted EBITDA minus Estimated Avoided Costs" and "Unlevered Free Cash Flow minus Estimated Avoided Costs" may be useful to investors in understanding our operating performance without the impact of the two unions' work stoppage in northern New England as described elsewhere in this Quarterly Report.
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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income/(loss) is provided in the table below (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Net income/(loss)	$53,054	$(37,778)	$48,106	$(92,695)
Income tax (benefit)/expense	(658)	(11,249)	(581)	(28,053)
Interest expense	20,186	20,195	59,979	60,226
Depreciation and amortization	56,296	56,618	167,420	165,769
Pension expense (1a)	(1,861)	4,892	6,338	14,445
Other post-employment benefits expense (1a)	(55,707)	14,941	(123,263)	41,874
Compensated absences (1b)	(6,084)	(3,829)	2,350	4,471
Severance	(106)	264	4,012	777
Reorganization costs (1c)	5	12	32	77
Storm expenses (1d) (3)	—	—	—	(600)
Other non-cash items (1e)	1,441	331	5,954	1,353
Gain on sale of assets	—	170	—	423
Labor negotiation related expense (1f)	160	17,142	48,838	22,255
All other allowed adjustments, net (1f)	(35)	(14)	(150)	(218)
Adjusted EBITDA (1)	66,691	61,695	219,035	190,104
Estimated Avoided Costs (2)	—	—	(27,000)	—
Adjusted EBITDA minus Estimated Avoided Costs (2)	$66,691	$61,695	$192,035	$190,104

Adjusted EBITDA (1)	$66,691	$61,695	$219,035	$190,104
Pension contributions	(3,958)	(7,038)	(8,340)	(20,893)
Other post-employment benefits payments	(1,457)	(1,398)	(4,092)	(3,528)
Capital expenditures	(28,193)	(28,798)	(82,921)	(91,775)
Unlevered Free Cash Flow	33,083	24,461	123,682	73,908
Estimated Avoided Costs (2)	—	—	(27,000)	—
Unlevered Free Cash Flow minus Estimated Avoided Costs (2)	$33,083	$24,461	$96,682	$73,908

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
(3) While there are no costs reflected on this line item for the first nine months of 2015, we believe the impact is captured in our labor negotiation related expense through incremental contracted service.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement through September 30, 2015 and expect to remain in compliance for the remainder of 2015.
Cash Flows
Cash at September 30, 2015 totaled $17.0 million compared to $37.6 million at December 31, 2014, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the nine months ended September 30, 2015, cash flows from operations of $67.5 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual incentive bonuses, were partially offset by cash outflows largely associated with $82.9 million of capital expenditures. During the nine months ended September 30, 2014, cash outflows were primarily associated with $91.8 million of capital expenditures partially offset by cash flows from operations of $79.0 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Nine Months ended September 30,
Net cash flows provided by (used in):	2015	2014
Operating activities	$67.5	$79.0
Investing activities	(82.7)	(90.7)
Financing activities	(5.4)	(5.8)
Net (decrease) increase in cash	$(20.6)	$(17.5)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the nine months ended September 30, 2015 decreased $11.5 million compared to the same period in 2014, primarily due to increased labor negotiation related expenses in the first quarter of 2015 and a reduction in revenues partially offset by lower employee expenses during the strike as well as lower cash pension contributions.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2015 decreased $8.0 million compared to the same period in 2014. Capital expenditures were $82.9 million and $91.8 million for the nine months ended September 30, 2015 and 2014, respectively.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2015 decreased $0.4 million compared to the same period in 2014, primarily due to a reduction in repayments of capital lease obligations.
Pension Contributions and Other Post-Employment Benefit Plan Expenditures
During the nine months ended September 30, 2015, we contributed $8.8 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $4.1 million under our other post-employment benefit plans.
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
In 2015, we expect our aggregate cash pension contributions and cash other post-employment benefit plan payments to be approximately $20 million. In 2016, we expect our aggregate cash pension contributions and cash other post-employment benefit plan payments to be approximately $20 million. See "Item 1A. Risk Factors in our 2014 Annual Report —The amount we are required to contribute to our qualified pension plans and other post-retirement healthcare plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."

Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the nine months ended September 30, 2015, our net capital expenditures totaled $82.9 million, compared to $91.8 million during the comparable period in 2014. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2015, capital expenditures are expected to be lower than in 2014 as we have a lower overall 2015 capital plan. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of September 30, 2015, the Company had $58.8 million, net of $16.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit

Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement are required to be made at 101.0% of the aggregate principal amount prepaid if such prepayment is made prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the nine months ended September 30, 2015.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the maximum amount of capital expenditures that we and our subsidiaries may make in any fiscal year. As of September 30, 2015, we were in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on our ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2015, we were in compliance with all covenants under the Indenture.
The Indenture also provides for customary events of default, including cross defaults to other specified debt of FairPoint Communications and certain of its subsidiaries.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014 we had $16.2 million in each period, respectively, in outstanding letters of credit under the Revolving Facility and $4.0 million and $2.8 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets. See "Summary of Contractual Obligations" herein for further details.

Summary of Contractual Obligations
Other than as set forth below, there have been no material changes since December 31, 2014 outside the ordinary course of business to our contractual obligations as disclosed in the 2014 Annual Report.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other long-term liabilities (a)	$314,169	$21,498	$24,696	$18,086	$249,889

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
the balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at September 30, 2015 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)	the balance includes the current portion of our other post-employment benefit obligations of $5.2 million presented in the current portion of other accrued liabilities at September 30, 2015; and

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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of September 30, 2015, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of September 30, 2015, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements became effective on September 30, 2015. Accordingly, on September 30, 2015, only $454.0 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of September 30, 2015, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.5 million on an annual basis.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2014 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2015 - July 31, 2015	—	—	—	N/A
August 1, 2015 - August 31, 2015	—	—	—	N/A
September 1, 2015 - September 30, 2015	334 (1)	$16.98	—	N/A
(1) Represents shares delivered to the Company by a Company employee upon the vesting of restricted stock for the funding of the recipient's tax withholding obligations.
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

FAIRPOINT COMMUNICATIONS, INC.

Date:	November 3, 2015	By:	/s/ Ajay Sabherwal
		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1	First Amendment to April 9, 2013 Amended and Restated Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Paul H. Sunu. † *
10.2	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Ajay Sabherwal. † *
10.3	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Shirley J. Linn. † *
10.4	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Peter G. Nixon. † *
10.5	First Amendment to November 15, 2012 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Anthony A. Tomae. † *
10.6	First Amendment to July 1, 2014 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and John J. Lunny. † *
10.7	First Amendment to November 20, 2014 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Karen D. Turner. † *
10.8	Employment Agreement, made and entered into as of August 10, 2015, by and between FairPoint and Steven G. Rush. † *
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
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