Form 10-K
period 2015-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2016-03-02
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
 ______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2015 (based on the closing price of $18.22 per share) was $473,833,966.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of February 26, 2016, there were 27,051,162 shares of the registrant's common stock, par value $0.01 per share, outstanding.
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

FAIRPOINT COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this "Annual Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report and the factors set forth below:

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

•
the effects of regulation and enforcement, including changes in federal and state regulatory policies, procedures and their enforcement mechanisms including but not limited to the availability and levels of regulatory support payments and penalties associated with performance;

•	our ability to satisfy our Connect America Fund ("CAF") Phase II obligations;

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives, labor negotiations and any resulting financial or operational impact;

•	material technological developments and changes in the communications industry, including declines in access lines;

•	disruption of our third party suppliers' provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and other post-employment benefit plans;

•	the impact of lump sum payments under certain of our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, storms, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

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
Our Business
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, Session Initiation Protocol Trunking ("SIP-Trunking"), hosted Primary Branch Exchange ("hosted PBX"), managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2015, we operated with approximately 311,000 broadband subscribers, approximately 14,500 Ethernet circuits and approximately 410,000 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2015, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
We were incorporated in New York in 1991 and reincorporated in Delaware in 1993 and grew through acquisitions. In March 2008, we completed the acquisition of the Northern New England operations from Verizon through the Merger. This acquisition significantly expanded our geographic platform in Maine, New Hampshire and Vermont.
Transformation of our Business
We have transformed our network and are aligning our communications services to meet changing customer preferences and communications requirements. Over the past few years, we have made significant capital investments in our fiber-based Ethernet network to expand our business service offerings to meet the growing data needs of our business customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers.
Business and wholesale customers have a growing demand for bandwidth and are converting from services such as Asynchronous Transfer Mode ("ATM") and Frame Relay and dedicated transport using T-1s to Ethernet-based products. Businesses are also looking to take advantage of the flexibility of voice services via Voice over Internet Protocol ("VoIP"). Residential customer trends have shown an increasing adoption and demand for higher speed broadband services while traditional voice services are giving way to wireless and alternative carriers. Our plan is to continue to add advanced data products and services that meet our business and wholesale customers’ needs while providing HSD options, attractive pricing features, appealing bundle offers and excellent customer service that help retain our residential customer base.
We have been successful in meeting the needs of our wireless carrier customers through our Fiber to the Tower ("FTTT") initiative. We have seen an increase in fiber backhaul from wireless carriers since late 2010 and now have approximately 1,300 cell towers served with fiber across our footprint. Our extensive fiber network of 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont is a competitive advantage in delivering FTTT services.
We believe ongoing regulatory reforms in Maine, New Hampshire and Vermont will serve to promote fair competition among communications services providers in that region. We continue to believe that there is a significant organic growth opportunity within these business markets given our extensive fiber network and IP-based product suite combined with our relatively low business market share in these areas.
Generation of Revenue
We offer a broad portfolio of services to meet the communications and technology needs of our customers, including bundling of services designed to simplify our customers' purchasing and management processes. Our basic offerings are outlined below.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for more information regarding our revenue sources and financial results.
Data and Internet Services
We believe data and Internet services are the cornerstone of our growth strategy for our business customers who require more advanced data solutions and our wholesale customers who experience capacity demands from their end users for higher speed services. We offer an extensive array of high capacity data services including: optical, Ethernet, IP services, Ethernet virtual circuit technology for cellular backhaul and private line special access services. We work with large businesses and carriers to deliver network capacity to meet their specific needs, including migrating networks from time division multiplexing to Ethernet-based high capacity circuits. We have recently expanded our portfolio to include hosted PBX service over our Ethernet network. This service provides a cloud based voice offering for business customers. The service leverages our softswitch platform and uses a set of approved vendors for on-site hardware and maintenance support. Hosted PBX service allows us to continue to expand the services we offer to business customers, while leveraging our Ethernet network.
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
Our data center colocation services offer businesses and public entities a physically secure, reliable location equipped with network connections to manage off-site disaster recovery, computing, storage and other IT equipment.  Our customer data centers are strictly controlled, secured environments with the necessary power, cooling and connectivity resiliency to provide customer business continuity. These data centers enable organizations to quickly and cost-effectively scale and consolidate their IT systems to meet demand without incurring construction or excess staffing costs while maintaining control over management of both equipment and data.
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
9-1-1 Services. We are a full service 9-1-1 provider and in the past two years have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems. These systems, located in Maine and Vermont, have processed over a million calls relying on the caller's location information for routing. Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and provide the foundation to handle future communication modes such as texting and video.

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
Network Switched Access Service. Network switched access service enables long distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network switched access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service, as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. Network switched access compensation is subject to the Federal Communications Commission ("FCC") CAF/intercarrier compensation ("ICC") Order (referred to hereafter as the "CAF/ICC Order"), as described in "Regulatory and Legislative Environment." Under the rules adopted in 2011, network switched access revenues are expected to continue to decline, but on a more predictable basis with fewer disputes.
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
Intrastate Access Charges. We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our local exchanges. We also generate intrastate access revenue when an interexchange carrier orders special access to connect interexchange private line services to a customer in one of our local exchanges. The interexchange carrier pays us an intrastate access fee for either terminating or originating the communication. We bill access charges relating to such service through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority and are also subject to the rate transitions ordered by the FCC in its CAF/ICC order.
Regulatory Funding
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding (scheduled to phase down over three years); CAF Phase I frozen support (for Kansas and Colorado in 2015 and until a reverse auction is completed); CAF funding under the CAF/ICC Order and universal service fund support from certain states in which we operate.
From time to time we advocate for modifications or interpretations of state and federal regulations that could provide additional support funding to us for serving high cost areas.  We do not know if any additional revenue will result from these advocacy efforts or, if so, when or how much additional revenue may be available.
Other Services
We seek to capitalize on our LECs' local presence and network infrastructure by offering enhanced services to customers, including special purpose projects on behalf of third parties, video services (including cable television and video-over-DSL) and directory services, among others.
Special Purpose Projects. Upon request from customers, we provide project-based implementation support services. These services are provided on a time and materials basis at the customer location as part of a larger FairPoint solution. This capability allows us to better serve our customers and assist in filling resource gaps they may encounter when implementing new communications plans.
Our Markets
We operate approximately 83% of our total residential voice lines in Maine, New Hampshire and Vermont. We also provide local service in portions of Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Massachusetts, Missouri, New York, Ohio,

Oklahoma, Pennsylvania, Virginia and Washington. Within these 17 states, most of our LECs operate as the incumbent local exchange carrier ("ILEC").
Sales and Marketing
With 17,000 miles of fiber optic cable and 84% of our central offices enabled for Ethernet services we offer the largest such network in northern New England. Combined with our copper network, our infrastructure reaches more than 95% of businesses in Maine, New Hampshire and Vermont. By investing in a dense, high-performing, scalable network, FairPoint has bandwidth and transport capacity to support enhanced applications, including fiber-based mobile and cloud-based communications, such as small cell wireless backhaul technology, VoIP, data storage, managed services and disaster recovery. Our marketing approach emphasizes the benefits of our advanced network while utilizing customer-oriented, locally-focused messages that resonate by community and by customer segment.
Our focus on the individual communities we serve in our 17 state footprint stems from the expertise of approximately 2,700 employees who predominantly work and live in the markets where we provide service, as well as our belief that many customers in our territory prefer to do business locally. We view our visible local presence as a competitive differentiator because it enables a prompt and locally relevant approach to opportunities and challenges in sales and service, operations, and marketing. As a result, we often leverage the heritage of the LECs in our service areas and the brand recognition that our long history of service provides.
We tailor our marketing offers, messaging and tactics to be effective and efficient for each customer audience using both call center and direct sales channels. Residential customers, who make up the largest part of our customer base, are directed to customer sales and service call centers based in the markets we serve. As we seek continued growth in business services, we leverage local call centers for sales and service efficiency among our small-office and home-office clientele, as well as a direct sales force that is trained to develop advanced, customized voice and data solutions. The direct sales force that focuses on small and medium businesses dedicates representatives to exclusive geographic territories and encourages involvement in the local business community during and after hours. The direct sales force that focuses on large and enterprise business utilizes both a geographic territory assignment and a named account program. The government, education and wholesale teams utilize a named account approach, focusing on specific new and existing customers.
We maintain teams of local sales support staff and experienced sales engineers who can design the right solution for each organization and guide new customers during the pre- and post-sales process. Support teams are customized based on account size and product set, and dedicated representatives are on call to answer questions, troubleshoot if necessary, and serve as a conduit to much broader resources, options and support, including our in-market Network Operations Center. We also place an emphasis on customer satisfaction and retention, with certain representatives focusing on maintaining existing customer relationships.
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
Our back-office and operations support systems are a combination of integrated off-the-shelf packages that have been customized to support our operations. Both our northern New England and Telecom Group access billing operations are supported by outsourced third-party platforms.
Our systems are supported by a combination of employees and contractors. Our internal IT group supports data center operations, data network operations, internal help desk, desktop support and phases of the systems development life cycle. We use professional services firms for the majority of software development and maintenance.
Network Architecture and Technology
Rapid and significant changes in technology continue in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we continue to evolve and expand our advanced fiber-based Ethernet network in our northern New England operations, which is an IP/MPLS network operating on a fiber transport infrastructure that has approximately 17,000 miles of fiber optic cable. This network is the largest IP/MPLS based network in northern New England. We have made significant investments in our fiber optic network to expand our business service offerings to meet the growing needs of our customers and to increase broadband speeds and capacity in our consumer markets. We expect to continue to invest in expanding the reach of our fiber network to connect directly to customers' premises, cellular towers and data centers. We monitor the fiber-based Ethernet network utilization and augment capacity as needed to avoid network problems. We believe this network architecture will enable us to efficiently respond to these technological changes.

Our fiber-based network transport systems in our Northern New England operations and our Telecom Group are a combination of Synchronous Optical Network, Dense Wave Division Multiplexing and Ethernet transport capable of satisfying customer demand for high speed bandwidth transport services. This system supports advanced services, including carrier Ethernet services and legacy data products, such as Frame Relay and ATM, facilitating delivery of advanced services as demand warrants.
In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2015, all of our central offices are capable of providing broadband services through DSL technology, cable modem and/or wireless broadband.
Our LEC network consists of 93 host central offices and 412 remote central offices, all with digital switches. Approximately 99% of our central offices are served by fiber optic facilities, which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.
Competition
The communications industry is comprised of companies involved in the transmission of voice, data and video communications over various media and through various types of technologies. The competitive environment continues to intensify as consumers and businesses are provided more options for a variety of services, pricing and service quality. Presently, there are four predominant types of local telephone service providers, or carriers, in the communications industry: ILECs, CLECs, cable companies and wireless carriers. ILECs, which the majority of our 32 LECs operate as, were the traditional monopoly providers of the local telephone service prior to the passage of the Telecommunications Act of 1996 (the "1996 Act"). A CLEC is a competitor to local telephone companies that has been granted permission by a state regulatory commission to offer local telephone service in an area already served by an ILEC. CLECs typically offer voice and data services to their customers. Cable companies are the traditional video distribution providers in the market and are now selling packages of voice and data services along with their video services. Wireless competitors also have a significant presence in most markets, offering local and long distance voice services, along with mobile data offerings. As a result, competition in local exchange service areas for voice and data services has increased and is expected to continue to increase from these competitors.
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
We estimate that, as of December 31, 2015, most of the customers that we serve have access to voice, network transport, video services and Internet services through a cable company. Increasingly, both CLECs and cable companies have begun to penetrate the market for high capacity circuits for large businesses and carriers, including interexchange and wireless providers.
In most of our service areas, we face competition from wireless carriers for voice and mobile data services. A large portion of households in the United States have moved to a wireless only model. Wireless carriers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for our access lines and are becoming an increasing threat to our local voice line business. In addition, wireless companies continue to expand their high-speed Internet offerings, which have resulted in more intense competition for our high-speed Internet customers. Additionally, traditional wireline applications, such as home security systems, are now moving to IP-based models, leveraging an Internet connection in place of a traditional phone line. Although there are unique benefits of our wireline phone service, such as land lines remaining active in the event of a home power outage, we expect continued migration to IP-based and wireless voice services.
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
In the business and government segments, our fiber-based network with approximately 17,000 miles of fiber, allows us to deliver Ethernet and fiber based data services typically ranging from 1 megabit per second to 1 gigabit per second. Along with our high capacity data services, we offer competitively priced voice services through VoIP or time division multiplexing ("TDM"). Our three contiguous state footprint in northern New England, allows businesses with multi-state locations to work with one local vendor. Our geographic coverage and extensive fiber network is an attractive feature for our wholesale customers, such as wireless carriers seeking cell tower backhaul services, and national carriers seeking middle and last mile solutions.
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
Employees
As of December 31, 2015, we employed approximately 2,700 employees, approximately 1,660 of whom were covered by 13 collective bargaining agreements. As of December 31, 2015, 127 of our employees were covered by six collective bargaining agreements that expire during 2016. In October 2015, we received notice from the National Labor Relations Board of the intent of one additional group of 33 of our employees to organize and we are currently bargaining with that group. Our agreements with the International Brotherhood of Electrical Workers ("IBEW") and the Communications Workers of America ("CWA") in northern New England covering approximately 1,700 employees in the aggregate expired on August 2, 2014. Between August 2, 2014 and October 16, 2014 we were operating without contracts with these two labor unions and on October 17, 2014 the two labor unions initiated a work stoppage. On February 22, 2015, the membership of both labor unions ratified their respective collective bargaining agreements with us that expire in August 2018 and employees returned to work on February 25, 2015.
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

Our common stock began trading on The Nasdaq Stock Market LLC (the "NASDAQ") on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics, Inc. entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the "Old Credit Agreement"), comprised of a $75.0 million revolving facility (the "Old Revolving Facility") and a $1.0 billion term loan facility (the "Old Term Loan", and together with the Old Revolving Facility, the "Old Credit Agreement Loans"). We refinanced the Old Credit Agreement Loans on February 14, 2013. For more information about this refinancing, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—February 2013 Refinancing" included elsewhere in this Annual Report.
The Bankruptcy Court has entered final decrees closing all of the Company's bankruptcy cases due to such cases being administered.
Regulatory and Legislative
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over common carriers, such as us, to the extent those carriers provide, originate or terminate interstate or international communications. But more recently the FCC has been active in exercising authority over broadband services as discussed further below. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate telecommunications. In addition, pursuant to the 1996 Act, which amended the Communications Act of 1934 (as amended, the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
We are required to comply with the Communications Act, which requires, among other things, that common carriers offer communications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act also contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
The FCC's CAF/ICC Order (as defined herein and sometimes referred to in the industry as the "Transformation Order") modified regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC eliminated the rural/non-rural distinction among ILECs and treats ILECs as either price cap or rate-of-return. Effective January 1, 2012, all of our ILECs are treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. However, the Telecom Group rate-of-return companies continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs, including capping all state originating and terminating switched access charges and reducing terminating state switched access charges beginning July 1, 2012, in a two-year transition to make state switched access charges equal to interstate switched access charges. Starting July 1, 2014, all terminating usage rates have begun to transition to zero over the following four to seven years. As usage rates decrease under the FCC transition rules, resulting in decreased intercarrier compensation, carriers are allowed to increase end user access recovery charges to offset a substantial portion of the revenue losses. The impact of these changes for 2015 is described further below. However, in the long run, we are uncertain of the ultimate impact as federal and state regulations continue to evolve.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters,

including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. As of December 31, 2015, the FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support was considered transitional funding while the FCC developed its CAF Phase II program. FCC rules required that if we continued receiving CAF Phase I frozen support beyond 2012, which we have, we will have specific broadband spending obligations starting in 2013, which spending obligations we have met. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." According to the FCC rules, in 2014, we were required to spend and did spend, two-thirds of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." For the CAF Phase I frozen support we received in 2015, this spending obligation increased to 100% of the frozen support received in 2015 to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We are in compliance with the 2015 spending obligation.
In a Public Notice released on April 29, 2015, the FCC extended an offer of CAF Phase II support to price cap carriers to fund the building and operation of voice and broadband-capable services in their service territories. In this Public Notice, the FCC offered $38.2 million of annual funding to us for six years in return for providing broadband services to a specified number of locations in eligible census blocks specified by the FCC. This compares with $39.3 million in annual CAF Phase I frozen funding that we received in 2014. On August 18, 2015, we announced our acceptance of $37.4 million in annual CAF Phase II support, which was effective retroactive to January 1, 2015. This includes support in all our operating states except Colorado and Kansas where we declined the offered CAF Phase II support.
The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 105,000 locations in approximately 16,000 census blocks by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 megabits per second down and 1 megabit per second up; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.
For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. As of December 31, 2015, the FCC has not yet adopted final rules governing the competitive bidding process.
In addition, there is a three year transition for price cap carriers that choose to accept model-based support in states where the accepted support is less than the CAF Phase I frozen support. The determination of transition funding is made at the state level. From January 1, 2015 to July 31, 2015, and as prescribed by the FCC, such carriers received 100% of the difference between the annualized amount of CAF Phase II support that they accepted and the amount of CAF Phase I frozen support that they received in 2014. Beginning August 1, 2015, transitional funding stepped down to 75% of that amount. On August 1, 2016 transitional funding steps down to 50% of the difference and on August 1, 2017 transitional funding steps down to 25% of the difference. Transitional support will terminate as of July 31, 2018, after which time carriers will receive only CAF Phase II support.
As prescribed by the FCC’s transitional plan and the transitional funding calculation, we have recognized or expect to recognize transitional funding, in addition to the $37.4 million annual CAF Phase II funding, based on the following schedule:

•	January 1, 2015 - July 31, 2015: $824,000 per month in transitional funding

•	August 1, 2015 - July 31, 2016: $618,000 per month in transitional funding

•	August 1, 2016 - July 31, 2017: $412,000 per month in transitional funding

•	August 1, 2017 - July 31, 2018: $206,000 per month in transitional funding

•	August 1, 2018 and after: no transitional funding
Following acceptance in August 2015 and as a result of the prescribed transition plan, we recognized $8.8 million of transitional funding for the period from January 1, 2015 through December 31, 2015.

FCC Rules for ICC Process. The CAF/ICC Order reformed rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The revised rules, the majority of which were effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers, the FCC established a multi-year transition of terminating traffic compensation to "bill and keep", or zero compensation. For both price cap and rate-of-return carriers, the FCC required carriers to establish fiscal year 2011 ("FY2011") baseline compensation, which was the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue was used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each FairPoint ILEC, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year of the transitional period. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge ("ARC"). Price cap ILECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and no more than $1.00 (per month) per line for multi-line business customers, for a total of $5.00 (per month) per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end user rates that exceed the $30.00 residential rate ceiling; and (2) any multi-line business customer's total subscriber line charge ("SLC") plus ARC does not exceed $12.20. Rate-of-return ILECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and no more than $1.00 (per month) per line for multi-line business customers for a total of $6.00 (per month) per line in the sixth year, provided that: (1) such increases would not result in regulated residential end user rates that exceed the $30.00 Residential Rate Ceiling; and (2) any multi-line business customer's total SLC plus ARC does not exceed $12.20. We began billing the ARC charges for our price cap and rate of return companies in July 2012 as outlined by the rules above. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF in certain circumstances, though there is no guarantee that the ILEC will be made whole.
Access Charges
Our local exchange subsidiaries receive compensation from long distance communications providers for the use of our subsidiaries' network to originate and terminate state and interstate interexchange traffic. With respect to interstate traffic, the FCC regulates the prices we may charge for this purpose, referred to as access charges, as a combination of flat monthly charges paid by end users, usage sensitive charges paid by long distance carriers and recurring monthly charges for use of dedicated facilities paid by long distance carriers. Intrastate access charges are regulated by the state commissions. The amount of access charge revenue that we will receive is subject to change. The FCC has adopted, in its CAF/ICC Order, a plan to resolve certain billing disputes related to ICC and to transition all terminating state and interstate ICC to zero over a six or nine year period for price cap and rate-of-return companies, respectively.
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
Universal Service Regulation
Universal Service Fund Support. USF disbursements were distributed only to carriers that were designated as ETCs by a state regulatory commission. All of our ILECs were designated as ETCs. As previously described, the FCC has replaced the legacy USF high-cost programs with its CAF programs.
We benefit indirectly from support to low-income users under the Lifeline and Linkup universal service programs. Effective April 1, 2012, the Linkup program was eliminated for all low-income subscribers except for Native Americans. Currently Linkup pays 100% of the non-recurring installation charges, not to exceed $100.00, associated with establishment of local telecommunications service for qualified subscribers in Tribal areas. Also effective April 1, 2012, there were major reforms to the Lifeline program. Prior to the changes, Lifeline credits were based on four tiers of support. The first three tiers of federal support were replaced by a flat credit of $9.25 per month. The fourth tier, which relates to Native Americans, is unchanged. In addition, the FCC established revised eligibility criteria effective April 1, 2012. The revised eligibility criteria established in 2012 resulted in a reduction in lines eligible for Lifeline credits. The FCC order required the Universal Service Administration Company to establish a national database, now known as the National Lifeline Accountability Database (NLAD), which is used to eliminate duplicate funding. The elimination of duplicate support could result in fewer customers choosing us for Lifeline service, with the potential that a portion of our Lifeline customers may prefer to use other carriers for this service.
Universal Service Contributions. Federal universal service programs are currently funded through a surcharge on interstate and international end user telecommunications revenues. Declining long distance revenues, the popularity of service bundles that include local and long distance services, and the growth in size of the fund, due primarily to increased funding to competitive ETCs, all prompted the FCC to consider alternative means for collecting this funding. As an interim step, the FCC has ordered that providers of certain VoIP services must contribute to federal universal service funding. The FCC also increased the percentage of revenues subject to federal universal service contribution obligations that wireless providers may use as their methodology for funding universal service. We cannot predict whether the FCC or Congress will require modification to any of the universal service contribution rules, or the ultimate impact that any such modification might have on us or our customers.
Local Service Competition
The 1996 Act provides, in general, for the removal of barriers to market entry in order to promote competition in the provision of local communications and information services. As a result, competition in our local exchange service areas will continue to increase from CLECs, wireless providers, cable companies, Internet service providers, electric companies and other providers of network services. Many of these competitors have a significant market presence and brand recognition, which could lead to more competition and a greater challenge to our future revenue growth.
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
In addition to these obligations, ILECs are subject to additional requirements to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point, (ii) unbundle and provide nondiscriminatory access to certain network elements, referred to as unbundled network elements ("UNEs"), including some types of local loops and transport facilities, at regulated rates and on nondiscriminatory terms and conditions, to competing carriers that would be "impaired" without them, (iii) offer their retail services for resale at wholesale rates, (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the ILEC's premises. Competitors are required to compensate the ILEC for the cost of providing these services. On December 28, 2015, the FCC granted forbearance from some UNE requirements, finding that ILECs may no longer be required to offer bundled access to a 64-kps-voice channel when they replace copper loops with fiber. This is intended to facilitate copper replacement but we cannot predict whether we will benefit from this rule change.
Our Telecom Group rural operations are exempt from the ILEC requirements until the applicable rural carrier receives a bona fide request for these additional services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible and is consistent with the universal service objectives set forth in the 1996 Act. This exemption is effective for all of the Telecom Group operations, except in Florida where the legislature has determined that all ILECs are required to provide the additional services as prescribed in the 1996 Act. Loss of a rural exemption by one or more of the Telecom Group operating companies could be achieved if the state commission grants such a petition filed by a competitor. Loss of the rural exemption would potentially expose the operation to additional local competition.
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
The Communications Act requires all ILECs to provide competing providers of telecommunications services access to poles, ducts, conduits and rights-of-way at regulated rates. In December 2015, the FCC decided to forbear from enforcing this requirement with respect to newly deployed entrance facility conduit on commercial property. We must continue providing access where we have existing facilities.
In addition, if we seek in the future to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. Similarly, if we seek to dispose of facilities or discontinue services, in most cases we must obtain prior FCC approval. The FCC has broad authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations.
Broadband and Internet Regulation
A Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold by LECs primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so. On October 4, 2011, tw telecom, inc. filed a petition with the FCC asking it to reverse the forbearance granted to Verizon by operation of law on March 19, 2006. Comments have been filed in this proceeding by us and other parties. A similar petition was filed by a group of competing LECs on November 2, 2012 and comments have been filed with the FCC. The FCC may issue an order on either or both of these petitions at any time. We do not know how this will be resolved or the impact it may have on the Company if the FCC should reverse, eliminate or modify the forbearance granted to Verizon in 2006.
The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 9-1-1 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC's rules protecting the privacy of customer information; provide local number portability; and pay regulatory fees. The FCC has preempted some state regulation of VoIP.
There have been on-going discussions among policy makers concerning "net neutrality." The FCC released a statement of net neutrality principles favoring customer choice of content and services available over broadband networks. It has adopted open Internet access rules applicable to all broadband Internet access providers. On January 14, 2014, the United States Circuit Court of Appeals for the District of Columbia (the "D.C. Circuit") vacated portions of the FCC’s December 21, 2010 Report and Order in the Manner of Preserving the Open Internet (GN Docket 09-191) (the "Open Internet Order"). In its decision, the D.C. Circuit vacated the FCC's anti-blocking and anti-discrimination rule related to Internet Service Providers, finding the FCC had failed to explain the basis of its authority in the Open Internet Order.
The FCC adopted new regulations governing "Broadband Internet Access Services" at its February 26, 2015 Open Meeting (the "Order"). "Broadband Internet access service” is now classified as a "telecommunications service" under Title II of the Communications Act. The Order prohibits "unjust and unreasonable practices" by broadband Internet access providers. The Order prohibits broadband Internet access providers from blocking access to legal content, applications, services and non-harmful devices. It prohibits broadband Internet access providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices. It also prohibits broadband Internet access providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration and from prioritizing their own content or services over those of unaffiliated entities. Other than paid prioritization which is prohibited, broadband Internet access providers are allowed to engage in reasonable network management practices. Broadband services that do not flow over the public Internet are exempt from these rules. The Order allows consumer complaints to be brought to the FCC under Title II of the Communications Act. The Title II classification could bolster universal service support for broadband services by classifying broadband services as telecommunications services and therefore subject to universal service fees assessed on telecommunications services. The D.C. Circuit is currently reviewing the FCC's decision.
In addition, several bills have been introduced in Congress to modify the FCC's rules or restrict the FCC's authority to regulate net neutrality and broadband Internet access services.
We cannot predict what impact, if any, new rules may have on our business, financial condition, results of operations, liquidity or the market price of our outstanding securities or if Congress will enact legislation otherwise addressing net neutrality issues.
State Regulation
The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke authority for authorizing companies to provide telecommunications services. In some states, our intrastate long distance rates are also subject to state regulation. States typically regulate local service quality, billing practices and other aspects of our business as well. As described above, intrastate access charges are subject to the transition plan established in the recent CAF/ICC Order.
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
Vermont Incentive Regulation Plan
Effective April 1, 2011, we entered into an Incentive Regulation Plan ("IRP") governing our Vermont service territory within our Northern New England operations. The IRP includes a Retail Service Quality Plan ("RSQP"), which significantly reduced our exposure to retail service quality index ("SQI") penalties from $10.5 million to $1.65 million. As of March 31, 2013, the RSQP and related automatic SQI penalties were eliminated in Vermont based upon our achievement of certain retail service metrics. We believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers seeking basic voice services in areas where competition may not be adequate. The IRP was scheduled to expire on December 31, 2014, so, we, with the support of the Vermont Department of Public Service ("VDPS"), petitioned the Vermont Public Service Board ("VPSB") for a new IRP to begin January 1, 2015.  However, the VPSB determined that it would review service quality concerns in a service quality investigation docket before making a decision regarding the new IRP.  As a result, we filed for, and the VPSB approved, an extension of the current IRP until after the service quality investigation was completed. The service quality investigation was resolved in an August 10, 2015 Memorandum of Understanding ("MOU") between us and the VDPS, which was approved by the VPSB on December 18, 2015. In accordance with the August 10, 2015 MOU and the December 18, 2015 VPSB Order, on February 16, 2016 we requested the VPSB to open a new investigation to evaluate the appropriateness of certain service quality metrics and to determine whether customer service quality metrics should apply in the future to customers with access to an alternative telecommunications provider. On February 5, 2016, the VPSB approved an extension of the current IRP until April 5, 2016 and scheduled a status conference to determine if it would be more appropriate to approve the new IRP or extend the current IRP until the docket regarding the evaluation of service quality metrics concludes. At the status conference we agreed, along with the VDPS, that entering into the new IRP without further extensions of the current IRP, pending resolution of the service quality metrics docket, was appropriate. The VPSB has allowed us, along with the VDPS, to file an updated proposed decision for the VPSB’s consideration in deciding whether or not to approve our new IRP at this time. We are awaiting the VPSB's decision.
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
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI penalties and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter 2014 results as well. As of December 31, 2015, there has been no further action related to these investigations.
During 2014, we filed a rate case with the MPUC seeking increases in rates for Provider of Last Resort ("POLR") customers and seeking Maine Universal Service Fund ("MUSF") support for unrecovered costs associated with our obligation to provide POLR service to high cost areas. The MPUC allowed increases to the end user POLR rates, but denied MUSF support to us.
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
As of December 31, 2015, our total gross indebtedness was approximately $924.5 million (including $2.1 million of capital leases) and $60.8 million was available for borrowing under the Revolving Facility, net of $14.2 million outstanding letters of credit. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” included elsewhere in this Annual Report for more information, including maturities. Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our obligations under our debt agreements;

•
requiring us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

•	limiting the amount of dividends we could pay to our stockholders;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;

•	restricting us from engaging in strategic transactions or causing us to make non-strategic divestitures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•	placing us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

•	making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures.
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
In addition, our borrowings under our Credit Agreement ("Credit Agreement") bear interest at a variable rate based on a British Bankers Association LIBOR rate ("LIBOR"), subject to a floor of 1.25%. We have entered into interest rate swap agreements that effectively fix the interest rate on a combined notional amount of $170.0 million of these borrowings; these agreements were effective September 30, 2015. If the relevant LIBOR increases above the level of the floor, the interest payments on our variable rate debt will increase and adversely affect our cash flow. Conversely, while LIBOR remains below 1.25%, we may incur interest costs above market rates. While our interest rate swap agreements and any future agreements we enter into may limit our exposure to higher interest rates, these agreements may not offer complete protection from this risk.
We may incur significant additional amounts of debt, which could further exacerbate the current risks associated with our substantial indebtedness.
We may incur substantial additional indebtedness in the future. Although the Indenture and our Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face could increase.
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
Based on Schedules 13D and 13G filed by the respective holders, as of February 26, 2016, there are some institutional holders who own 5% or more of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies as a result thereof.
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
As of February 26, 2016, we had 27,051,162 shares of common stock outstanding. All such shares are freely traded except for any shares of our common stock that may be held or acquired by our directors, executive officers, employee insiders and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon & Co., L.P. ("Angelo Gordon") and entities advised by Angelo Gordon have certain registration rights with respect to the common stock they hold or may acquire in the future.
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
We, along with the communications industry in general, have experienced a decline in access lines and network access revenues and will be further unfavorably impacted in the long-term by the FCC's recent CAF/ICC Order on intercarrier compensation. See "Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2015 and 2014, we continued to experience access line loss. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies, including wireless, as well as challenging economic conditions and the offering of DSL services.
We expect to continue to experience net access line losses. Our strategy of providing broadband and advanced data services, such as Ethernet over fiber and copper plant, may not be sufficient to offset the revenue impact of continued access line loss. Our inability to retain access lines and successfully offset such losses with alternative revenue could adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
We provide access services to other communications companies, and if these companies were to find alternative means of providing services, become insolvent or experience substantial financial difficulties, our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities may be materially adversely affected.
We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for payment of switched access charges. Interstate and intrastate access charges represented approximately 29.9% of our total revenues during the twelve months ended December 31, 2015. Terminating switched access rates are scheduled to decline under the FCC's recent CAF/ICC Order. See "Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We may not be successful in offsetting these declines through regulatory replacement mechanisms or operational means. Further, should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

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
Our service territory spans 17 states. As of December 31, 2015, approximately 83% of our total residential voice lines were located in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies). As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. Deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
In certain areas of our service territory, the need for our services is seasonal (including either winter or summer), which may result in revenue fluctuations quarter over quarter. While we attempt to forestall seasonal disconnects or seasonal suspends, some revenue fluctuations continue to occur and once a customer disconnects or suspends, he or she may not return as a customer.
In addition, if state regulators or legislators in Maine, New Hampshire or Vermont were to take an action that is adverse to our operations in those states, we could suffer greater harm from that action than we would from action in other states because of the concentration of our operations in those states.
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

A network disruption could cause delays or interruptions of service, including for 9-1-1 service, which could cause us to lose customers, engage in litigation, incur fines or otherwise adversely impact our business.
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
From time to time, in the ordinary course of business, we have experienced and in the future may experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers, engage in litigation and incur fines and/or expenses or capital expenditures, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
As of December 31, 2015, approximately 1,660 of our approximately 2,700 employees were covered by 13 collective bargaining agreements. In October 2015, we received notice from the National Labor Relations Board of the intent of one additional group of 33 of our employees to organize and we are currently bargaining with that group. After ratification of the collective bargaining agreements on February 22, 2015, our agreements with the IBEW and the CWA in northern New England covering approximately 1,700 employees in the aggregate expire in August 2018. Disputes with regard to the terms of any of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future as our current contracts expire could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We have experienced work stoppages in the past upon the expiration of collective bargaining agreements. If represented workers were to engage in future work stoppages or other concerted activities, we could experience a significant disruption of our operations, including network disruptions, IT failures, service backlog, internal control failures and/or regulatory compliance issues, and/or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Additionally, future renegotiation of labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
The amount we are required to contribute to our qualified pension plans and post-employment benefit plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions.
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
The represented employees pension plan was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. Future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and are capped at 30 years of total credited service. Of our projected benefit obligation for our pension plans, approximately 10% reflects the non-represented employees.
Non-represented employees covered by the non-represented employees pension plan have the option to elect to receive their accrued vested benefit in the form of a lump sum payment. Represented employees covered by the represented employees pension plan are no longer able to elect to receive their accrued vested benefit in the form of a lump sum effective with the expiration of the collective bargaining agreements with the IBEW and the CWA on August 2, 2014. As the discount rate used to calculate lump sum payments are currently lower than the discount rate used to calculate the actuarial liabilities in the non-represented employee pension plan, the value of a lump sum payment exceeds the actuarial liability for the participant, which creates an actuarial loss in the pension plan for non-represented employees when paid. As such, a lump sum payment depletes the plan's assets more than the corresponding reduction in the plan's liability, which thereby reduces the funded status of the plan. If a significant number of eligible non-represented employees retire and elect to receive their accrued vested benefit in the form of a lump sum payment, which is beyond our control, the qualified pension plan covering these participants may experience a significant reduction in its funded status, which could materially increase future required contributions. During the year ended December 31, 2015, we recognized $1.0 million in plan settlement expense as the cumulative amount of lump sums paid during 2015 exceeded the expected service and interest cost for 2015.
During the year ended December 31, 2015, we experienced actual losses on qualified pension plan assets totaling approximately 1.9%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans' assets could result in us having to make additional contributions to these plans.
Legislation enacted in 2014 changed the method for determining the discount rate used for calculating a qualified pension plan's unfunded liability for ERISA and Code purposes, which improved our pension plans' funded status on an ERISA basis. There are no assurances of any future legislation to provide similar relief or to extend the benefits of relief provided by this legislation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Pension Contributions and Post-Employment Benefit Plan Expenditures" included elsewhere in this Annual Report.
We also sponsor a post-employment benefit plan that provides medical, dental and life insurance benefits to eligible non-represented employees and former represented employees and, in some instances, to their spouses and families. The level of contributions required from us under these plans is dependent on the number of eligible retirees that elect coverage under the plan and the level and cost of health services used by those eligible retirees, each of which are beyond our control. Inflation in medical and dental costs in the future will increase future contributions. Effective August 28, 2014, active represented employees are no longer eligible for this post-employment benefit plan. Upon ratification of the collective bargaining agreements on February 22, 2015 and for 30 months thereafter, active represented employees who retire and meet the eligibility requirements and their spouses are eligible to receive certain monthly reimbursements of medical insurance premiums for healthcare plans until the retired employee reaches age 65 or dies. As a result of these factors, the payments we are required to make in relation to the above may also increase.
Increasing cash requirements to fund benefits under our qualified pension and post-employment benefit plans and the represented employee limited reimbursement arrangement may impact our liquidity position and limit our operational flexibility. These future cash requirements could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
See note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information.
Our long-lived assets and non-amortizable intangible assets may become impaired in the future.
At December 31, 2015, in addition to our net property, plant and equipment of $1,118.8 million, we have net amortizable intangible assets of $44.7 million and a non-amortizable intangible asset of $39.2 million. Amortizable long-lived assets must be reviewed for impairment whenever indicators of impairment exist. Non-amortizable long-lived assets are required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

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
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including accelerated reporting requirements and expanded disclosures regarding evaluations of internal control systems. With respect to internal control over financial reporting, standards established by the Public Company Accounting Oversight Board define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If our management identifies one or more material weaknesses in internal control over financial reporting in the future in accordance with the annual assessments and quarterly evaluations required by the Sarbanes-Oxley Act, we will be unable to assert that our internal controls are effective which could result in sanctions or investigation by regulatory authorities. In addition, any such material weakness could result in material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations and cause investors to lose confidence in our reported financial information.
Risks Relating to Our Regulatory Environment
"Net neutrality” and broadband Internet access service legislation or regulation could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices and to offer new services, we believe we need the continued flexibility to respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in our networks. In 2010, the FCC adopted “net neutrality” regulations that curtailed our operational flexibility. A federal appeals court vacated these rules in January 2014, after which the FCC adopted new regulations governing "Broadband Internet Access Services" at its February 26, 2015 Open Meeting (the "Order"). "Broadband Internet access service” will now be classified as a "telecommunications service" under Title II of the Communications Act. The Order prohibits "unjust and unreasonable practices" by broadband Internet access providers. The Order prohibits broadband Internet access providers from blocking access to legal content, applications, services and non-harmful devices. It prohibits broadband Internet access providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices. It also prohibits broadband Internet access providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration and from prioritizing their own content or services over those of unaffiliated entities. Other than paid prioritization which is prohibited, broadband Internet access providers are allowed to engage in reasonable network management practices, though it is not currently known what such practices will be defined to include. Broadband services that do not flow over the public Internet are exempt from these rules. The Order allows consumer complaints to be brought to the FCC under Title II of the Communications Act.
We cannot predict what impact, if any, these new rules may have on our business, financial condition, results of operations, liquidity or the market price of our outstanding securities or whether Congress will modify these rules through pending legislative proposals.
We are subject to significant regulations that could change in a manner adverse to us.
We operate in a heavily regulated industry. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed by Congress or regulators. In addition, the following factors could have a significant impact on us:
Risk of loss or reduction in revenues associated with regulated filings, rules or tariffs. A portion of our revenues comes from intrastate and interstate network access charges, which are paid to us by interexchange carriers for originating and terminating communications traffic. Through 2011, our revenues also included various forms of high-cost USF support payments. Starting in 2012, these forms of universal service funding were replaced by CAF. See "Item 1. Business—Regulatory and Legislative Environment" included elsewhere in this Annual Report.
As described in "Item 1. Business - Regulatory and Legislative Environment," we have accepted most of the CAF Phase II support offered to us during 2015. We risk not being able to fulfill the obligations of the CAF Phase II program, which includes specific location requirements and technical obligations associated with speed, latency, data provision and pricing. These requirements and obligations may prove costly to implement. Failure to timely implement our CAF Phase II obligations by the interim milestones (40%, 60% and 80% of locations built out by December, 2017, 2018 and 2019, respectively) may result in a portion of funds being delayed at each interim milestone. Failure to build out at least 50% of locations required by an interim milestone may result in a loss of all funds and therefore this continuing revenue stream.
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
Risk of re-regulation of wholesale network services provided to retail and wholesale customers. Pursuant to forbearance from the regulation of high-speed interstate services that was deemed granted to Verizon in 2006 and transferred to us by the FCC in its order approving the Merger, we offer high-speed interstate services on a deregulated basis. The FCC has initiated a proceeding to investigate potential changes to the regulation of special access services. Several parties filed petitions in 2011 and 2012 asking the FCC to reverse the 2006 forbearance granted to Verizon. The FCC has issued a comprehensive data request to gather granular information from all providers of special access-like high speed services and this data request was completed in February 2015. The purpose of the data request is to provide the FCC with information that can be used to evaluate competition for special access-like services. It is not clear what actions, if any, the FCC will take in these proceedings. Orders resulting from these proceedings could adversely affect pricing and regulation of these services.
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
Our acceptance of CAF Phase II funding through the FCC's universal service program requires that we satisfy specific broadband service obligations in locations approved by the FCC within deadlines established by the FCC. If we fail to meet these deadlines, or our broadband service fails to satisfy FCC performance standards, we could be subject to penalties, refunds and other enforcement action by the FCC. In the two states where we declined CAF Phase II support, we cannot predict whether competitors will win a competitive bid for support in our service territories.
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

Year Ended December 31, 2015	High	Low
First quarter	$18.08	$13.51
Second quarter	20.98	17.24
Third quarter	19.07	14.93
Fourth quarter	18.87	14.56

Year Ended December 31, 2014	High	Low
First quarter	$14.20	$11.13
Second quarter	15.83	12.54
Third quarter	16.91	13.05
Fourth quarter	17.13	13.30
No dividends were declared on any class of our common stock during the fiscal years 2015 or 2014. We currently do not pay any cash dividends on shares of our common stock and have no plans to pay cash dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by our results of operations, financial condition, contractual restrictions relating to indebtedness, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.
As of February 26, 2016, there were approximately 119 holders of record of our common stock.

Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telecom sector. The period compared commences on January 25, 2011, the date our common stock began trading on the NASDAQ after we emerged from Chapter 11 bankruptcy protection and ends on December 31, 2015. Because the value of the common stock of the Predecessor Company bears no relation to the value of our existing common stock, the graph below reflects only our existing common stock. This graph assumes that $100 was invested on January 25, 2011 in our common stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested.
Securities Authorized for Issuance under Equity Compensation Plans
The table below provides information as of December 31, 2015 concerning securities authorized for issuance under our equity compensation plans. As of December 31, 2015, the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") was the only equity compensation plan under which securities of FairPoint Communications were authorized for issuance. The Board of Directors of the Company approved the Long Term Incentive Plan on March 14, 2014 and the stockholders of the Company approved it on May 12, 2014. The Long Term Incentive Plan, prior to its amendment and restatement, was approved by the Bankruptcy Court in connection with our emergence from bankruptcy. For a description of the material features of the Long Term Incentive Plan, see note (15) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	2,030,612	$16.08	2,027,472
Total	2,030,612	$16.08	2,027,472

(1)
Includes 2,030,612 options to purchase shares of common stock under the Long Term Incentive Plan, of which 1,761,077 options were issued prior to the amendment and restatement of the Long Term Incentive Plan on May 12, 2014 with a weighted average exercise price of $16.04.

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
The summary financial data presented below represents portions of our consolidated financial statements and are not complete. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future performance or results of operations. Amounts are in thousands, except operating metrics, per share data and units.

						Predecessor Company
	Years Ended December 31,				Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
	2015	2014	2013	2012
Results of Continuing Operations:
Revenues	$859,465	$901,396	$939,354	$973,649	$963,112	$66,378
Operating expenses, excluding impairment on intangible assets and goodwill	689,873	994,670	1,052,540	1,155,632	1,107,298	87,442
Impairment of intangible assets and goodwill	—	—	—	—	262,019	—
Income/(loss) from operations	169,592	(93,274)	(113,186)	(181,983)	(406,205)	(21,064)
Interest expense (1)	80,718	80,371	78,675	67,610	63,807	9,321
Reorganization items income(2)	—	—	—	—	—	897,313
Net income/(loss)	$90,416	$(136,319)	$(103,494)	$(153,294)	(414,945)	$586,907
Income/(loss) per share from continuing operations:
Basic	$3.39	$(5.15)	$(3.95)	$(5.90)	$(16.06)	$6.56
Diluted	3.35	(5.15)	(3.95)	(5.90)	(16.06)	6.54
Cash dividends per share	$—	$—	$—	$—	$—	$—
Weighted average shares outstanding:
Basic	26,652	26,449	26,190	25,987	25,838	89,424
Diluted	26,973	26,449	26,190	25,987	25,838	89,695
Financial Position (at period end) (3):
Cash, excluding restricted cash (4)	$26,560	$37,587	$42,700	$23,203	$17,350	$10,262
Total assets	1,322,526	1,452,371	1,574,547	1,714,874	1,965,977	2,483,105
Total long-term debt	906,545	908,641	911,021	955,889	998,221	997,634
Total stockholders' equity/(deficit)	(1,489)	(600,284)	(309,196)	(317,813)	(106,143)	498,486
Operating Data (at period end):
Broadband subscribers	311,130	319,915	328,183	324,850	312,850	N/A
Ethernet circuits	14,507	12,614	9,501	5,945	3,739	N/A
Residential voice lines	409,852	466,682	527,010	585,845	644,653	N/A
Summary of Cash Flows:
Net cash provided by/(used in) operating activities	$112,001	$121,063	$171,085	$192,775	$170,099	$(81,091)
Net cash used in investing activities	(115,871)	(118,363)	(95,951)	(144,307)	(162,850)	(12,477)
Net cash used in financing activities	(7,157)	(7,813)	(55,637)	(42,615)	(161)	(1,667)
Capital expenditures	116,159	119,489	128,298	145,066	163,648	12,477

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

(2)
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

(4)
Cash excludes aggregate restricted cash of $0.7 million, $0.6 million, $1.2 million, $7.5 million and $25.1 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and $86.8 million at January 24, 2011.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
•Inflation
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, hosted PBX, managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of December 31, 2015, we operated with approximately 311,000 broadband subscribers, approximately 14,500 Ethernet circuits and approximately 410,000 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/MPLS network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2015, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
Executive Summary
Our mission is to empower businesses, consumers and communities with advanced data, IT and voice services by leveraging our network, technology and operational expertise to exceed their expectations. Our vision includes operating and technology platforms that will meet our customers' technology needs by providing them with reliable and secure connections and ready access to what matters most to them.

Our executive management team is focused on utilizing our network assets, our outstanding operating platform and our proven ability to develop and deploy market-driven products to build brand awareness, aid in generating new revenue and sustain existing revenue. We will enhance our network to bring new services and more robust technologies to our markets, enable effective and secure technology to ensure our product and service offerings remain competitive, and provide excellent customer service to create a loyal customer base, all while maintaining a sharp focus on managing costs.
Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our fiber-based network in addition to HSD services, to minimize our dependence on voice access lines. Communications companies, including us, continue to experience a decline in access lines due to increased competition from wireless carriers, cable television operators and CLECs and increased availability of alternative communications services, including wireless and voice over IP ("VoIP"). We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services. We believe access lines as a measure of the business are increasingly less meaningful measures of trend and are being replaced by revenue generating broadband subscribers and Ethernet circuits.
Over the past few years, we have made significant capital investments in our fiber-based Ethernet network to expand our business service offerings to meet the growing data needs of our customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, within the last few years, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers. In the past year, Ethernet demand has remained strong amid increased price pressure. We continue to see a market trend, largely led by cable companies, of reduced Ethernet prices to business and wholesale customers. We continue to see growth in Ethernet units and speeds amid declining prices in the market. These advanced data services are our flagship product and are laying the foundation not only for new business but also for additional IP-based voice services in the future.
We believe that our extensive fiber network, with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in northern New England and 1,300 cellular communications towers currently served with fiber, puts us in an excellent position to serve the cellular backhaul needs in our markets. We further believe the bandwidth needs of cellular backhaul will grow with the continued adoption of bandwidth-intensive technology. As a result, we expect to see wireless carriers developing new technologies as demand increases on existing fiber-connected towers, including the use of "small cell" architecture. By satisfying additional demand for bandwidth, both traditionally and through new and evolving technology, we expect to partially offset the decline we have seen, and expect to continue to see, in legacy wholesale offerings, including TDM transport services, DS1s, DS3s and wholesale switched access.
Coupled with recent regulatory reform in the states of Maine, New Hampshire and Vermont that will serve to promote fair competition among communications service providers in the region, we believe that there is a significant organic growth opportunity within the business and wholesale markets given our extensive fiber network and IP-based product suite, combined with our relative low market share in these areas.
Labor Matters
Two of our collective bargaining agreements that covered approximately 1,700 employees in the aggregate in northern New England were ratified on February 22, 2015 by their respective unions and employees returned to work on February 25, 2015. The respective collective bargaining agreements expire in August 2018.
For the years ended December 31, 2015 and 2014, we recognized $48.9 million and $73.6 million of labor negotiation related expenses, respectively, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses.
Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligations of the represented employees pension plan and the represented employees post-employment benefit plan was required as of that date. Net periodic benefit cost for the period from February 23, 2015 to July 31, 2015 for the represented employee pension plan was determined using the remeasured obligation as of February 22, 2015 for that plan. As the result of a workforce reduction, a curtailment occurred related to the represented employee pension plan and a subsequent remeasurement of the net obligation was performed as of July 31, 2015. Accordingly, net periodic benefit cost from August 1, 2015 to December 31, 2015 was determined using the remeasured obligation as of July 31, 2015. Net periodic benefit cost for the period from February 23, 2015 to December 31, 2015 for the represented post-employment benefit Plan was determined using the remeasured obligation as of February 22, 2015 for that plan. Net periodic benefit cost for the period from January 1, 2015 to February 22, 2015 for these plans was determined using the respective net obligations as reflected in the financial statements as of December 31, 2014.
The net pension obligation was $150.6 million at December 31, 2015, or a reduction of $62.2 million from $212.8 million at December 31, 2014. The net pension obligation includes the net obligation for certain management employees, which was not affected by the collective bargaining agreements, in addition to the represented employees pension plan.
The combined obligations for the post-employment benefit plans were $100.2 million at December 31, 2015 ($6.2 million in other accrued liabilities and $94.0 million in accrued other post-employment benefit obligations), or a reduction of $641.2 million from $741.4 million at December 31, 2014.
For 2015, we recognized an increase to our net long-term deferred tax liabilities on our balance sheet due to a decrease in the deferred income tax asset associated with the qualified pension and other post-employment benefit obligations, partially offset by a decrease in the valuation allowance. We do not expect a change in cash taxes or to our net operating loss carryforwards as a result of the remeasurement noted above.
See notes (10) "Employee Benefit Plans" and (11) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information, as well as "Results of Operations" herein.
Regulatory and Legislative
We are generally subject to common carrier regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over common carriers, such as us, to the extent those carriers provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers to the extent those carriers provide, originate or terminate intrastate telecommunications. In addition, pursuant to the Communications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
We are required to comply with the Communications Act which requires, among other things, that common carriers offer communication services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act also contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
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
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment. During the year ended December 31, 2015, we reclassified regulatory funding revenue to a separate line item from voice services and access revenues for the years ended December 31, 2015, 2014 and 2013 to be consistent with our current period presentation.
Results of Operations
The following table sets forth our consolidated operating results reflected in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for operating metrics):

	Years Ended December 31,

	2015	2014	2013
Revenues:
Voice services	$323,412	$362,491	$392,273
Access	256,617	267,938	289,489
Data and Internet services	178,620	175,490	161,423
Regulatory funding	53,818	45,556	45,209
Other	46,998	49,921	50,960
Total revenues	859,465	901,396	939,354
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	430,308	440,979	439,217
Other post-employment benefit and pension expense	(170,338)	75,282	80,689
Selling, general and administrative expense, excluding depreciation and amortization	206,046	257,627	250,967
Depreciation and amortization	223,819	220,678	282,438
Reorganization related expense/(income)	38	104	(771)
Total operating expenses	689,873	994,670	1,052,540
Income/(loss) from operations	169,592	(93,274)	(113,186)
Other income/(expense):
Interest expense	(80,718)	(80,371)	(78,675)
Loss on debt refinancing	—	—	(6,787)
Other, net	485	7,548	4,863
Total other expense	(80,233)	(72,823)	(80,599)
Income/(loss) before income taxes	89,359	(166,097)	(193,785)
Income tax benefit	1,057	29,778	90,291
Net income/(loss) from continuing operations	90,416	(136,319)	(103,494)
Gain on sale of discontinued operations, net of taxes	—	—	10,044
Net income/(loss)	$90,416	$(136,319)	$(93,450)

	As of December 31,
Select Operating Metrics:	2015	2014	2013

Broadband subscribers	311,130	319,915	328,183

Ethernet circuits	14,507	12,614	9,501

Residential voice lines	409,852	466,682	527,010
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. For the years ended December 31, 2015, 2014 and 2013, residential voice lines in service decreased 12.2%, 11.4% and 10.0% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. The decline in residential voice lines in 2015 and 2014 were partially due to the impact of the strike. Evolving competition, including reduced voice pricing from cable competitors as well as cellular adoption, has contributed to the decrease in residential voice lines. There are very few areas within our northern New England footprint where cable voice service and cellular are not alternatives for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses shifted from traditional voice products to our Ethernet or other advanced services. We expect the trend of decline in voice lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.
Effective June 1, 2015, the Performance Assurance Plan ("PAP") that was previously adopted in each of the states of Maine, New Hampshire and Vermont was retired and we began measuring and reporting certain wholesale local service performance results pursuant to the terms of a simplified measurement plan. The new plan, called the Wholesale Performance Plan ("WPP"), was developed collaboratively with CLECs over several years and was approved by the Maine, New Hampshire and Vermont regulatory commissions. Under the WPP, we are subject to significantly fewer performance criteria and our annual service penalty exposure was reduced from a maximum of $87 million to a maximum of $12 million ($4.75 million in each of Maine and New Hampshire and $2.5 million in Vermont). A portion of the penalty credits resulting from these commitments were recorded to voice services revenues; however, the majority were recorded to access revenues.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(30.8)		$(24.8)
Long distance services revenues	(8.4)		(5.1)
Increase in accrual of PAP/WPP service credits (1)	0.1		0.4
Divestiture of Idaho-based operations	—		(0.2)
Decrease in accrual of SQI penalties (2)	—		(0.1)
Total change in voice services revenues	$(39.1)	(11)%	$(29.8)	(8)%

(1)
During the years ended December 31, 2015, 2014 and 2013, PAP and WPP service credits resulted in a decrease of $0.2 million, $0.3 million and $0.7 million, respectively, to local voice services revenues.

(2)
During the year ended December 31, 2013, SQI penalties resulted in an increase of $0.1 million to local voice services revenues. There were no SQI penalties during the years ended December 31, 2015 and 2014.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. During the years ended December 31, 2015, 2014 and 2013, wholesale Ethernet circuits grew by 17.1%, 44.4% and 76.8%, respectively. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable (of which approximately 17,000 miles are in Maine, New Hampshire and Vermont), including approximately 1,300 cellular communications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular communications towers when the business case presents itself. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
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
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.

The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$9.3		$12.5
Legacy access services (2)	(20.8)		(32.6)
Decrease in revenues from special access pool (3)	—		(3.5)
Increase in accrual of PAP/WPP service credits (4)	0.2		2.4
Divestiture of Idaho-based operations	—		(0.4)
Total change in access revenues	$(11.3)	(4)%	$(21.6)	(7)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of December 31, 2015, we provide cellular transport on our fiber-based Ethernet network through over 1,900 fiber-to-the-tower connections compared to over 1,700 and 1,300 as of December 31, 2014 and 2013, respectively.

(2)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.

(3)
In July 2013, we discontinued participation for wholesale DSL services within the National Exchange Carrier Association ("NECA") special access rate of return pool for our remaining rural operating companies.

(4)	During the years ended December 31, 2015, 2014 and 2013, PAP and WPP service credits resulted in a decrease of $1.0 million, $1.2 million and $3.6 million to access revenues, respectively.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the years ended December 31, 2015, 2014 and 2013, retail Ethernet circuits grew by 12.4%, 20.5%, and 45.2% respectively. Our broadband subscribers decreased by 2.7% and 2.5% during the years ended December 31, 2015 and 2014, respectively, and grew by 1.0% during the year ended December 31, 2013, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$4.9		$8.1
Other data and Internet technology based services (2)	(1.8)		6.0
Total change in data and Internet revenues	$3.1	2%	$14.1	9%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our fiber-based Ethernet network. During the years ended December 31, 2015, 2014 and 2013, we recognized $42.4 million, $37.5 million and $29.4 million, respectively, of retail Ethernet revenues.

(2)	Includes all other services such as DSL, dial-up, high speed cable modem and wireless broadband.
Regulatory Funding Revenues
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding (scheduled to phase down over three years); CAF Phase I frozen support (for Kansas and Colorado in 2015 and until a reverse auction is completed); CAF funding under the CAF/ICC Order; and universal service fund support from certain states in which we operate. During the years ended December 31, 2015, 2014 and 2013, we recognized $53.8 million, $45.6 million and $45.2 million, respectively, of regulatory funding revenues. The year-over-year changes are primarily due to the transition CAF Phase II revenue we recognized during the year ended December 31, 2015. CAF Phase II support revenue does not include any for Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2016 and is phased out through 2018.
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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$(3.8)		$1.1
Late payment fees (2)	0.4		(1.3)
Other (3)	0.5		(0.8)
Total change in other services revenues	$(2.9)	(6)%	$(1.0)	(2)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and various other miscellaneous services revenues.
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

	Years Ended December 31,
	2015	2014	2013

Growth (1)
Broadband (1a)	$135.6	$138.7	$132.5
Ethernet (1b)	95.9	81.6	61.3
Hosted and Advanced Services (1c)	13.4	12.5	13.4
Subtotal Growth	244.9	232.8	207.2
Growth as a % of Total Revenue	28.5%	25.8%	22.1%

Convertible (2)
Non-Ethernet Special Access (2a)	79.9	94.7	119.9
Business Voice (2b)	127.7	134.1	141.9
Other Convertible (2c)	23.9	28.9	34.8
Subtotal Convertible	231.5	257.7	296.6
Convertible as a % of Total Revenue	26.9%	28.6%	31.6%

Legacy (3)
Residential Voice (3a)	226.0	245.6	257.8
Switched Access and Other (3b)	74.7	83.7	95.6
Subtotal Legacy	300.7	329.3	353.4
Legacy as a % of Total Revenue	35.0%	36.5%	37.6%

Regulatory funding (4)	53.8	45.5	45.2
Regulatory funding as a % of Total Revenue	6.3%	5.0%	4.8%

Miscellaneous (5)	28.6	36.1	37.0
Miscellaneous as a % of Total Revenue	3.3%	4.1%	3.9%

Total Revenue	$859.5	$901.4	$939.4

(1) Growth revenue is comprised of products and services that are generally viewed as in-demand by communications consumers over the medium- to long-term and are expected to increase over time.
a) Broadband revenue is comprised of both residential and business customers delivered through DSL, ADSL, VDSL or other similar services.
b) Ethernet revenue includes Ethernet over copper ("EOC") or Ethernet over fiber ("EOF") services delivered to end-users or to wholesalers, who then sell to their end-users.
c) Hosted and Advanced Services includes VoIP and other digital voice services including unified messaging and other IP features as well as revenue generated from our various advanced services including the next-generation emergency 9-1-1 contracts in several of our service territories as well as data center colocation and managed services.
(2) Convertible revenues are revenues that could move from TDM-based technologies to Ethernet or other advanced services.
a) Non-Ethernet Special Access includes high-capacity circuits. The revenues are primarily comprised of business revenue from T1's, DS3's and SONET products.
b) Business Voice is traditional voice, long distance, ISDN and Centrex services for a business customer.
c) Other Convertible primarily includes Unbundled Network Element ("UNE"), Asynchronous Transfer Mode ("ATM"), Frame Relay, ISDN, Analog Private Line and Internet services such as dial-up.
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
The primary drivers of the year-over-year changes in the strategic revenue categorization for the year ended December 31, 2015 compared to 2014 were:

•	Growth revenue increased $12.1 million as we experienced growth in Ethernet while price increases for broadband services and speed upgrades helped offset a decline in broadband subscribers.

•	Convertible revenue decreased $26.2 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased $28.6 million resulting from the loss of voice access lines versus a year ago combined with lower long distance usage.

•	Regulatory funding revenue increased $8.3 million due to our acceptance of CAF Phase II and the corresponding transitional revenue of $8.8 million associated with that program.

•	Miscellaneous revenue decreased $7.5 million due to higher special purpose projects in the first quarter of 2014 and revenue assurance.
The primary drivers of the year-over-year changes in the strategic revenue categorization for the year ended December 31, 2014 compared to 2013 were:

•	Growth revenue increased $25.6 million primarily due to growth in Ethernet while price increases for broadband services and speed upgrades helped offset a decline in broadband subscribers.

•	Convertible revenue decreased $38.9 million as customers migrated from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased $24.1 million resulting from the loss of voice access lines versus the prior year as well as lower switched access.

•	Regulatory funding revenue increased $0.3 million.

•	Miscellaneous revenue decreased $0.9 million primarily due to lower late payment fees.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect the cost of services and sales to fluctuate with revenue and decrease due to lower employee expenses and lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein.
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(1.7)		$(24.9)
Labor negotiation related expense (2)	1.9		38.3
Severance expense (3)	1.7		(4.9)
Network and access expense (4)	(10.9)		(6.5)
Other (5)	(1.7)		(0.2)
Total changes in cost of services and sales	$(10.7)	(2)%	$1.8	—%

(1)
For the years ended December 31, 2015, 2014 and 2013, we recognized $160.7 million, $162.4 million and $187.3 million, respectively, of employee expense as cost of services and sales. The decrease for 2015 compared to 2014 is primarily due to the work stoppage described in "Labor Matters" herein as well as a reduction in headcount, partially offset by a decrease in capitalized labor associated with a reduction in labor intensive capital projects in 2015 versus 2014. The decrease for 2014 compared to 2013 is primarily due to the work stoppage as well as a reduction in headcount.

(2)	Labor negotiation related expense is related primarily to contracted services incurred as a result of the work stoppage described in "Labor Matters" herein.

(3)	For the years ended December 31, 2015, 2014 and 2013, we recognized $2.7 million, $1.0 million and $5.9 million of severance expense, respectively, attributed to the reduction in our workforce.

(4)	Network and access expense continues to decrease primarily due to lower revenue as well as cost management efforts.

(5)	Other cost of services and sales has decreased primarily due to lower back-office expenses.

Other Post-Employment Benefit and Pension Expense
We expect other post-employment benefit and pension expense to decrease in 2016 compared to 2015 as we continue to recognize a net benefit for the elimination of other post-employment benefits for active represented employees as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, we expect to recognize a net benefit of approximately $222.9 million for other post-employment benefits expense and pension expense ratably over the next fiscal year from amortization of prior service credits and actuarial losses, absent any future events that require a remeasurement. Changes in discount rates and assumptions may impact the expense. We expect other post-employment benefits expense to increase once the prior service credit has been fully amortized.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension expense (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Other post-employment benefits expense (1)	$(236.1)		$2.7
Pension expense (2)	(9.5)		(8.1)
Total change in other post-employment benefit and pension expense	$(245.6)	(326)%	$(5.4)	(7)%

(1)
The decrease in the 2015 net periodic benefit cost compared to 2014 for our other post-employment benefit plans is primarily attributable to the benefit recognized from amortization of net prior service credits of $304.6 million partially offset by the amortization expense of the net actuarial loss of $113.4 million in 2015, a decrease in interest cost resulting from the lower obligation and a decrease in service cost due to elimination of benefits for active represented employees.

The increase in the 2014 net periodic benefit cost compared to 2013 is primarily attributable to an increase in interest cost resulting from an increase in the weighted average discount rate used to value the other post-employment benefit obligations, partially offset by a decrease in the amortization of actuarial losses and service cost in 2014 compared to 2013.
At December 31, 2014, we recognized actuarial losses of $148.4 million, which resulted in an increase in the amount of actuarial losses being amortized in 2015 compared to 2014. At December 31, 2013, we recognized actuarial gains of $78.6 million, which resulted in a decrease in the amount of actuarial losses being amortized in 2014 compared to 2013. The actuarial gains/losses can be attributed primarily to the change in discount rates.
See note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our other post-employment benefit plans.

(2)
The decrease in the 2015 net periodic benefit cost compared to 2014 for our qualified pension plans is primarily attributable to a decrease in service cost, amortization of prior service credit and a plan curtailment recognized in the third quarter of 2015 as a result of a workforce reduction partially offset by an increase in amortization of actuarial losses. The prior service credit is related to pension bands that were frozen under the terms of the collective bargaining agreements.

The decrease in the 2014 net periodic benefit cost compared to 2013 is primarily attributable to a decrease in service cost and lower amortized actuarial losses.
The decrease in service cost in both 2015 and 2014 resulted from a reduction in the projected benefit obligation. The reduction in the projected benefit obligation used to measure service cost in 2015 is primarily the result of the collective bargaining agreements described in “Labor Matters” herein. The decrease in service cost in 2014 compared to 2013 was due to a reduction in the projected benefit obligation attributed to an increase in the weighted average discount rate used to value the qualified pension obligations.
At December 31, 2014, we recognized actuarial losses of $66.7 million, which resulted in an increase in the amount of actuarial losses being amortized in 2015 compared to 2014. At December 31, 2013, we recognized actuarial gains of $42.8 million, which resulted in a decrease in the amount of actuarial losses being amortized in 2014 compared to 2013. The actuarial gains/losses can be attributed primarily to the change in discount rates and the gains/losses incurred on payment of significant lump sums in each of those years.

See note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our company-sponsored qualified pension plans.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense in 2016 to decrease primarily due to lower labor negotiation related expense as a result of the execution of the collective bargaining agreements described in “Labor Matters” herein.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Year ended December 31, 2015 vs. December 31, 2014		Year ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(9.1)		$(12.8)
Labor negotiation related expense (2)	(26.0)		33.3
Operating taxes	(5.7)		(3.9)
Bad debt expense (3)	(3.4)		(0.6)
Severance expense (4)	0.3		(1.2)
Other (5)	(7.7)		(8.1)
Total changes in SG&A expense	$(51.6)	(20)%	$6.7	3%

(1)
For the years ended December 31, 2015, 2014 and 2013, we recognized $101.8 million, $110.9 million and $123.7 million, respectively, of employee expense in SG&A expense. The decrease in 2015 compared to 2014 is primarily attributable to the work stoppage described in "Labor Matters" herein and reduction in headcount. The decrease in 2014 compared to 2013 is primarily attributable to a reduction in the accrual of our annual performance bonus amounts, a reduction in headcount and the work stoppage.

(2)	Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses.

(3)	For the years ended December 31, 2015, 2014 and 2013, we recognized $5.8 million, $9.2 million and $9.8 million of bad debt expense, respectively.

(4)	For the years ended December 31, 2015, 2014 and 2013, we recognized $1.3 million, $1.0 million and $2.2 million of severance expense, respectively.

(5)	Decreases in other expenses are primarily due to lower contracted services and advertising costs.
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
For the years ended December 31, 2015, 2014 and 2013, we recognized $212.8 million, $209.7 million and $271.3 million of depreciation expense, respectively. The increase in depreciation expense for the year ended December 31, 2015 compared to December 31, 2014 was primarily due to higher additions than retirements. The decrease in depreciation expense for the year ended December 31, 2014 compared to December 31, 2013 was primarily related to certain asset classes becoming fully depreciated during 2013 and the impact of changes to the estimated remaining useful lives implemented in 2013. We recognized $11.0 million, $11.0 million and $11.1 million of amortization expense in the years ended December 31, 2015, 2014 and 2013, respectively.

Reorganization Related Expense/(Income)
Reorganization related expense/(income) represents amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. We will continue to incur expenses associated with the Chapter 11 Cases until all of the remaining claims have been closed. In addition, income may be recognized to the extent that we favorably settle outstanding claims in the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the "Claims Reserve") or receive other payments related to the Chapter 11 Cases. As of December 31, 2015, the Claims Reserve had a balance of $0.2 million; however, the remaining claims were either paid or closed in the first quarter of 2016.
Interest Expense
The following table reflects a summary of interest expense recorded during the years ended December 31, 2015, 2014 and 2013, respectively (in millions):

	Years Ended December 31,
	2015	2014	2013
Credit Agreement Loans (as defined hereinafter)	$49.0	$49.5	$44.1
Notes (as defined hereinafter)	26.3	26.3	23.0
Old credit agreement loans	—	—	7.7
Amortization of debt issue costs	1.2	1.1	0.9
Amortization of debt discount	3.1	2.9	2.3
Interest rate swap agreements	0.6	—	—
Other interest expense	0.5	0.6	0.7
Total interest expense	$80.7	$80.4	$78.7
Interest expense increased $0.3 million (0.4%) in the year ended December 31, 2015 compared to the year ended December 31, 2014.
Interest expense increased $1.7 million (2%) in the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in interest expense is primarily attributable to the amortization of the debt discount and debt issuance fees related to the Credit Agreement Loans as a result of the Refinancing (as defined hereinafter in "Liquidity and Capital Resources—Debt—February 2013 Refinancing"), partially offset by lower weighted average long-term debt outstanding during 2014 compared to 2013.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility (as defined hereinafter in "Liquidity and Capital Resources—Debt—February 2013 Refinancing"). The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of December 31, 2015, we were party to interest rate swap agreements.
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

Other Income, Net
Other income generally includes non-operating gains and losses. During the years ended December 31, 2015, 2014 and 2013, net other income was $0.5 million, $7.5 million and $4.9 million, respectively. 2013 included a one-time settlement of $3.3 million.
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
Income Taxes
The Company recorded a tax benefit on the income/(loss) from continuing operations for the years ended December 31, 2015, 2014 and 2013 of $1.1 million, $29.8 million and $90.3 million, respectively, which equates to an effective tax rate of (1.2)%, 17.9% and 46.6%, respectively. For 2015, the effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance as well as a tax benefit related to state taxes. A tax benefit recorded on pre-tax income for the year ended December 31, 2015 resulted in a negative effective tax rate. For 2014, the effective tax rate differs from the statutory rate primarily due to an increase in the valuation allowance offset by a tax benefit related to state taxes. For 2013, the effective tax rate differs from the statutory rate primarily due to state taxes, as well as a decrease to the valuation allowance.
For further information, see note (11) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States ("GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, management believes the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Management believes earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude the effect of items that are further described below ("Adjusted EBITDA"), provides a useful measure of covenant compliance and Unlevered Free Cash Flow may be useful to investors in assessing the Company's ability to generate cash and meet its debt service requirements. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in our Credit Agreement), costs, expenses and charges related to the renegotiation of labor contracts including, but not limited to, expenses for third-party vendors and losses related to disruption of operations (including any associated penalties under service level agreements and regulatory performance plans) are permitted to be excluded from the calculation. We believe this includes, among others, the costs paid to third-parties for the contingent workforce and service quality penalties due to the disruption of operations. On October 17, 2014, two of our labor unions in northern New England initiated a work stoppage and returned to work on February 25, 2015. As a result, significant union employee and vehicle and other related expenses related to northern New England were not incurred between October 17, 2014 and February 24, 2015 (the "work stoppage period"). Therefore, to assist in the evaluation of the Company's operating performance without the impact of the work stoppage, we estimated the union employee and vehicle and other related expenses using historical data for the work stoppage period that we believe would have been incurred absent the work stoppage ("Estimated Avoided Costs"). Estimated Avoided Costs is a pro forma estimate only. Actual costs absent the strike may have been different. In 2014 and 2015, had our incumbent workforce been in place, actual labor costs during the work stoppage period may have been higher than the $33 million and $27 million, respectively, recorded as Estimated Avoided Costs due to significant winter storm activity that increased our service demands; however, those incremental storm-related costs would have been an allowed add back to Adjusted EBITDA under the Credit Agreement. Estimated employee expenses avoided during the work stoppage period include salaries and wages, bonus, overtime, capitalized labor, benefits, payroll taxes, travel expenses and other employee related costs based on a trailing 12-month average calculated per striking employee per day during the work stoppage period less any actual expense incurred. Estimated vehicle fuel and maintenance expense savings, which resulted from the contingent workforce utilizing their own vehicles, for the work stoppage period were estimated based on a trailing 12-month average of historical costs less actual expense incurred. Management believes "Adjusted EBITDA minus Estimated Avoided Costs" and "Unlevered Free Cash Flow minus Estimated Avoided Costs" may be useful to investors in understanding our operating performance without the impact of the two unions' work stoppage in northern New England as described elsewhere in this Annual Report.
The non-GAAP financial measures, as used herein, are not necessarily comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income or loss, operating income, cash flow or other combined income or cash flow data prepared in accordance with GAAP. Because of these limitations, Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. The Company compensates for these limitations by relying primarily on its GAAP results and using the non-GAAP measures only supplementally.
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income/(loss) is provided in the table below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income/(loss)	$90,416	$(136,319)	$(93,450)
Income tax benefit	(1,057)	(29,778)	(90,291)
Interest expense	80,718	80,371	78,675
Depreciation and amortization	223,819	220,678	282,438
Pension expense (1a)	8,635	18,144	26,221
Other post-employment benefits expense (1a)	(178,973)	57,138	54,469
Compensated absences (1b)	(1,645)	2,848	431
Severance	4,014	2,005	8,150
Reorganization costs (1c)	38	104	207
Storm expenses (1d)	—	145	2,598
Other non-cash items, net (1e)	8,197	2,537	1,902
Gain on sale of discontinued operations	—	—	(10,757)
Loss on debt refinancing	—	—	6,787
Labor negotiation related expense (1f)	48,933	73,590	648
All other allowed adjustments, net (1f)	(170)	(889)	(2,998)
Adjusted EBITDA (1) (4)	282,925	290,574	265,030
Estimated Avoided Costs (3)	(27,000)	(33,000)	—
Adjusted EBITDA minus Estimated Avoided Costs	$255,925	$257,574	$265,030

Adjusted EBITDA (1) (4)	$282,925	$290,574	$265,030
Pension contributions	(14,168)	(28,266)	(19,971)
Other post-employment benefits payments	(5,597)	(5,808)	(3,470)
Capital expenditures	(116,159)	(119,489)	(128,298)
Unlevered Free Cash Flow (2)	147,001	137,011	113,291
Estimated Avoided Costs (3)	(27,000)	(33,000)	—
Unlevered Free Cash Flow minus Estimated Avoided Costs	$120,001	$104,011	$113,291

(1)For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net income/(loss) for interest, income taxes, depreciation and amortization, in addition to:
(a)the add-back of aggregate pension and other post-employment benefits expense,

(b)the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
(c)the add-back of costs related to the reorganization, including professional fees for advisors and consultants,
(d)the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
(e)the add-back of other non-cash items, including stock compensation expense, except to the extent they will require a cash payment in a future period, and
(f)the add-back (or subtraction) of other items, including facility and office closures, labor negotiation related expenses (including losses related to disruption of operations), non-cash gains/losses and non-operating dividend and interest income and other extraordinary gains/losses.
(2)Unlevered Free Cash Flow refers to Adjusted EBITDA minus capital expenditures, cash pension contributions and other post-employment benefits cash payments.
(3)See paragraphs preceding the table above for information regarding the calculation of this non-GAAP measure.
(4)On October 16, 2014, we received payment from the Trust settlement proceeds and recorded one-time, non-operating income of $6.7 million, which is included in the calculation of Adjusted EBITDA. For further information regarding this payment, see "Results of Operations—Other Income" included herein.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement (as defined hereinafter in "Debt—February 2013 Refinancing") through the end of 2015 and expect to remain in compliance for 2016.
Cash Flows
Cash at December 31, 2015 totaled $26.6 million compared to $37.6 million at December 31, 2014, excluding restricted cash of $0.7 million and $0.7 million, respectively. During 2015, cash flows from operations of $112.0 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses, were partially offset by cash outflows largely associated with $116.2 million of capital expenditures. During 2014, cash flows from operations of $121.1 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2013 annual performance bonuses, were partially offset by cash outflows largely associated with $119.5 million of capital expenditures.
The following table sets forth our consolidated cash flow results reflected in our consolidated statements of cash flows (in millions):

	Years Ended December 31,
Net cash flows provided by (used in):	2015	2014	2013
Operating activities	$112.0	$121.1	$171.1
Investing activities	(115.9)	(118.4)	(96.0)
Financing activities	(7.1)	(7.8)	(55.6)
Net increase (decrease) in cash	$(11.0)	$(5.1)	$19.5
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for 2015 decreased $9.1 million compared to 2014, primarily due to increased labor negotiation related expenses and a reduction in revenues partially offset by lower operating expenses as well as lower cash pension contributions.

Net cash provided by operating activities for 2014 decreased by $50.0 million compared to 2013, primarily due to a reduction in revenues, increased outflows for interest due to the timing of semi-annual payments on the Notes (as defined in "Debt—February 2013 Refinancing" below) in 2014 compared to 2013, as well as the full-year impact of higher interest rates resulting from financing, increased cash pension contributions and labor negotiation related expenses in 2014 compared to 2013.
Investing activities. Net cash used in investing activities for 2015 decreased $2.5 million compared to 2014. Capital expenditures were $116.2 million, $119.5 million and $128.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2013, cash outflows in capital expenditures were partially offset by the sale of our Idaho-based operations during 2013 for $30.5 million in cash proceeds.
Financing activities. Net cash used in financing activities for 2015 decreased $0.7 million compared to 2014, primarily due to a reduction in repayments of capital lease obligations. Net cash used in financing activities for 2014 decreased $47.8 million compared to 2013. This decrease is largely due to the Refinancing (as defined in "Debt-February 2013 Refinancing" below) during 2013.
Pension Contributions and Post-Employment Benefit Plan Expenditures
During the year ended December 31, 2015, we contributed $15.0 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $5.6 million under our post-employment benefit plans. Contributions to our qualified defined benefit pension plans in 2015 exceeded the minimum funding requirements under the Pension Protection Act of 2006.
On August 8, 2014, the Highway and Transportation Funding Act was signed into law. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher discount rate assumptions when determining the funded status and, accordingly, the funding obligations for its pension plans.
The provisions of the Act resulted in our 2015 minimum required pension plan contribution being lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term minimum required contributions will be less than they otherwise would have been without the passage of this Act and will increase in the medium to long-term.
In 2016, we expect our aggregate cash pension contributions and cash post-employment benefit payments to be approximately $20 million. See "Item 1A. Risk Factors—The amount we are required to contribute to our qualified pension plans and post-employment benefit plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. In 2015, our net capital expenditures totaled $116.2 million, compared to $119.5 million in 2014. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2016, capital expenditures are expected to be between $115 million to $120 million. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
Debt
February 2013 Refinancing. On February 14, 2013 (the "Refinancing Closing Date"), we completed the refinancing of our old credit agreement (the "Refinancing"). In connection with the Refinancing, we (i) issued $300.0 million aggregate principal amount of 8.75% senior secured notes due in 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture that we entered into on the Refinancing Closing Date (the "Indenture") and (ii) entered into a new credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date. The Credit Agreement provides for a $75.0 million revolving credit facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit (the "Revolving Facility"), and a $640.0 million term loan facility (the "Term Loan" and, together with the Revolving Facility, the " Credit Agreement Loans"). On the Refinancing Closing Date, we used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the old term loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term

Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of December 31, 2015, we had $60.8 million, net of $14.2 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Security/Guarantors. All obligations under the Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by certain subsidiaries of FairPoint Communications (the "Subsidiary Guarantors") and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement were required to be made at 101.0% of the aggregate principal amount prepaid if such prepayment was made prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the years ended December 31, 2015 and 2014. In addition, we were not required to make an excess cash flow payment for fiscal year 2015.
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
Off-Balance Sheet Arrangements
As of December 31, 2015 and December 31, 2014 we had $14.2 million and $16.2 million, respectively, in outstanding letters of credit under the Revolving Facility and $4.0 million and $2.8 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements other than our operating lease obligations, which are not reflected on our balance sheet. See “—Summary of Contractual Obligations” for further detail.
Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2015 and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including current maturities (a)	$922,400	$6,400	$12,800	$903,200	$—
Interest payments on long-term debt obligations (b)	$247,281	$76,915	$148,305	$22,061	$—
Capital lease obligations, including current maturities	$2,601	$993	$1,270	$338	$—
Operating lease obligations	$21,340	$7,305	$9,878	$3,603	$554
Purchase obligations (c)	$23,098	$9,102	$13,226	$770	$—
Other long-term liabilities (d)	$304,234	$19,584	$25,144	$18,326	$241,180
Total contractual obligations	$1,520,954	$120,299	$210,623	$948,298	$241,734

(a)
Long-term debt obligations exclude outstanding letters of credit totaling $14.2 million under the Revolving Facility at December 31, 2015. For more information, see note (7) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

(b)	Interest payments represent cash payments on the long-term debt, including payments associated with interest rate swaps, while excluding amortization of capitalized debt issuance costs.

(c)	Purchase obligations represent commitments for maintenance and support of network equipment and software, which we consider to be material.

(d)
Other long-term liabilities primarily include our qualified pension and post-employment benefit obligations, and deferred tax liabilities. For more information, see notes (10) "Employee Benefit Plans" and (11) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report. In addition,

(i)
The balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at December 31, 2015 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)	The balance includes the current portion of our post-employment benefit obligations of $6.1 million presented in the current portion of other accrued liabilities at December 31, 2015; and

(iii)
Our 2016 pension contribution is expected to be approximately $12 million and has been reflected as due in less than one year. Our actual contribution could differ from this estimation. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown and therefore the remaining accrued pension obligation has been reflected as due in more than 5 years.

Critical Accounting Policies and Estimates
As disclosed in note (2) "Significant Accounting Policies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, the preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Our critical accounting policies as of December 31, 2015 are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for qualified pension and other post-employment benefits;

•	Accounting for income taxes;

•	Depreciation of property, plant and equipment;

•	Stock-based compensation; and

•	Valuation of long-lived assets and indefinite-lived intangible assets.
Revenue Recognition. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for voice services, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. SQI penalties and certain PAP/WPP service credits are recorded as a reduction to revenue.
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
Accounting for Qualified Pension and Other Post-employment Benefits. Certain of our employees participate in our qualified pension plans and other post-employment benefit plans. In the aggregate, the projected benefit obligations of the qualified pension plans exceed the fair value of their respective assets and the post-employment benefit plans do not have plan assets, resulting in expense. Significant qualified pension and other post-employment benefit plan assumptions, including the discount rate used, the long-term rate-of-return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations reflected in our consolidated financial statements. The actuarial assumptions we used in determining our qualified pension and post-employment benefit plans obligations may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect our financial position or results of operations.
Our qualified pension and post-employment benefit liabilities are highly sensitive to changes in the discount rate. We currently estimate that a movement of 1% in the discount rate would change our December 31, 2015 qualified pension plan benefit obligations by approximately 17%. We currently estimate that a 1% fluctuation in the discount rate would change our December 31, 2015 post-employment benefit obligations by approximately 12%.
The post-employment benefit obligations are also highly sensitive to the medical trend rate assumption. A 1% increase in the medical trend rate assumed for post-employment benefits at December 31, 2015 would result in an increase in the post-employment benefit obligations of approximately $10.9 million and a 1% decrease in the medical trend rate assumed at December 31, 2015 would result in a decrease in the post-employment benefit obligations of approximately $9.0 million.
For additional information on our qualified pension and post-employment benefit plans, see note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
Stock-based Compensation. Compensation expense for share-based awards made to employees and directors are recognized based on the estimated fair value of each award over the award's vesting period. We estimate the fair value of share-based payment awards on the date of grant using one of the following: an option-pricing model for stock options; the closing market value of our stock for restricted stock and non-market performance share awards; and the Monte Carlo valuation model for market performance share awards. We expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the statement of operations. We assess the probability of achievement of the performance conditions for the non-market performance share awards at each period-end.
We utilize the Black-Scholes option pricing model to calculate the fair value of our stock option grants and the Monte Carlo valuation method to estimate the fair value of the market portion of the performance share awards. The key assumptions used include the expected life of the stock option, the expected dividend rate, the risk-free interest rate, expected volatility and potential total shareholder return outcomes. The expected life of the stock options granted represents the period of time that the options are expected to be outstanding. The risk-free interest rates are based on United States Treasury yields in effect at the date of grant consistent with the expected life. The expected volatility used in the Black-Scholes option pricing model reflects our historical volatility. Our assumptions of these key inputs, in addition to our assumption made about the portion of the awards that will ultimately vest, requires subjective judgment.
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
Our only non-amortizable intangible asset is the FairPoint trade name. An annual quantitative impairment analysis was performed on October 1, 2015. We assess the fair value of our trade name utilizing the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. For this annual impairment review, we made certain assumptions including an estimated royalty rate, long-term growth rate, effective tax rate and discount rate and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale and other revenues not generated through brand recognition. As of October 1, 2015, the estimated fair value exceeded the carrying value; therefore, an impairment was not necessary. However, future changes in one or more of our assumptions discussed above may result in the recognition of an impairment loss.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of December 31, 2015, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.

As of December 31, 2015, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements became effective on September 30, 2015. Accordingly, on December 31, 2015, only $452.4 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our consolidated financial statements. For example, with the principal balance of the Term Loan as of December 31, 2015, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.5 million on an annual basis.
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
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to certain participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liabilities and, if applicable, the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of our pension plans and we may be required to make larger contributions to our pension plans than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Annual Report. For activity in our qualified pension plan assets, see note (10) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control Over Financial Reporting
We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company as of December 31, 2015 using the criteria for effective internal control established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management determined that the Company's internal control over financial reporting was effective as of December 31, 2015.
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
Ajay Sabherwal
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited FairPoint Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FairPoint Communications, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FairPoint Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 2, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communications, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 2, 2016

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets:
Cash	$26,560	$37,587
Accounts receivable, net	60,136	71,545
Prepaid expenses	24,410	25,360
Other current assets	5,030	5,406
Total current assets	116,136	139,898
Property, plant and equipment, net	1,118,781	1,213,729
Intangible assets, net	83,879	94,879
Restricted cash	651	651
Other assets	3,079	3,214
Total assets	$1,322,526	$1,452,371

Liabilities and Stockholders' Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	918	627
Accounts payable	28,157	62,985
Claims payable and estimated claims accrual	216	216
Accrued interest payable	9,983	9,978
Accrued payroll and related expenses	24,753	25,218
Other accrued liabilities	49,802	47,147
Total current liabilities	120,229	152,571
Capital lease obligations	1,223	962
Accrued pension obligations	150,562	212,806
Accrued post-employment benefit obligations	94,042	735,351
Deferred income taxes, net	35,075	27,593
Other long-term liabilities	22,739	21,131
Long-term debt, net of current portion	900,145	902,241
Total long-term liabilities	1,203,786	1,900,084
Total liabilities	1,324,015	2,052,655
Commitments and contingencies (See Note 18)
Stockholders' deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,921,066 and 26,710,569 shares issued and outstanding at December 31, 2015 and 2014, respectively	269	267
Additional paid-in capital	521,842	516,080
Retained deficit	(707,592)	(798,008)
Accumulated other comprehensive income/(loss)	183,992	(318,623)
Total stockholders' deficit	(1,489)	(600,284)
Total liabilities and stockholders' deficit	$1,322,526	$1,452,371

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Revenues	$859,465	$901,396	$939,354
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	430,308	440,979	439,217
Other post-employment benefit and pension expense	(170,338)	75,282	80,689
Selling, general and administrative expense, excluding depreciation and amortization	206,046	257,627	250,967
Depreciation and amortization	223,819	220,678	282,438
Reorganization related expense/(income)	38	104	(771)
Total operating expenses	689,873	994,670	1,052,540
Income/(loss) from operations	169,592	(93,274)	(113,186)
Other income/(expense):
Interest expense	(80,718)	(80,371)	(78,675)
Loss on debt refinancing	—	—	(6,787)
Other, net	485	7,548	4,863
Total other expense	(80,233)	(72,823)	(80,599)
Income/(loss) before income taxes	89,359	(166,097)	(193,785)
Income tax benefit	1,057	29,778	90,291
Net income/(loss) from continuing operations	90,416	(136,319)	(103,494)
Gain on sale of discontinued operations, net of taxes	—	—	10,044
Net income/(loss)	$90,416	$(136,319)	$(93,450)

Weighted average shares outstanding:
Basic	26,652	26,449	26,190
Diluted	26,973	26,449	26,190

Income/(loss) per share, basic:
Continuing operations	$3.39	$(5.15)	$(3.95)
Discontinued operations	—	—	0.38
Income/(loss) per share, basic	$3.39	$(5.15)	$(3.57)

Income/(loss) per share, diluted:
Continuing operations	$3.35	$(5.15)	$(3.95)
Discontinued operations	—	—	0.38
Income/(loss) per share, diluted	$3.35	$(5.15)	$(3.57)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Years Ended December 31,
	2015	2014	2013

Net income/(loss)	$90,416	$(136,319)	$(93,450)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $0.3 million, $0.7 million and $0.4 million tax benefit)	(521)	(1,037)	(601)
Qualified pension and post-employment benefit plans (net of $10.0 million tax expense, $8.6 million tax benefit and $45.6 million tax expense, respectively)	503,136	(157,807)	96,811
Total other comprehensive income/(loss)	502,615	(158,844)	96,210
Comprehensive income/(loss)	$593,031	$(295,163)	$2,760

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

	Common stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income/(loss)	Total stockholders' equity/(deficit)
	Shares	Amount
Balance at December 31, 2012	26,289	$262	$506,153	$(568,239)	$(255,989)	$(317,813)
Net loss	—	—	—	(93,450)	—	(93,450)
Stock-based compensation issued, net	192	2	48	—	—	50
Stock-based compensation expense	—	—	5,807	—	—	5,807
Interest rate swaps other comprehensive loss	—	—	—	—	(601)	(601)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	86,841	86,841
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	9,970	9,970
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)
Net loss	—	—	—	(136,319)	—	(136,319)
Stock-based compensation issued, net	230	3	(202)	—	—	(199)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Interest rate swaps other comprehensive loss	—	—	—	—	(1,037)	(1,037)
Employee benefit other comprehensive loss before reclassifications	—	—	—	—	(166,673)	(166,673)
Employee benefit amounts reclassified from accumulated other comprehensive loss	—	—	—	—	8,866	8,866
Balance at December 31, 2014	26,711	$267	$516,080	$(798,008)	$(318,623)	$(600,284)
Net income	—	—	—	90,416	—	90,416
Stock-based compensation issued, net	210	2	(595)	—	—	(593)
Stock-based compensation expense	—	—	6,357	—	—	6,357
Interest rate swaps other comprehensive loss	—	—	—	—	(521)	(521)
Employee benefit other comprehensive income before reclassifications	—	—	—	—	687,643	687,643
Employee benefit amounts reclassified from accumulated other comprehensive income	—	—	—	—	(184,507)	(184,507)
Balance at December 31, 2015	26,921	$269	$521,842	$(707,592)	$183,992	$(1,489)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income/(loss)	$90,416	$(136,319)	$(93,450)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	(1,260)	(29,864)	(94,369)
Provision for uncollectible revenue	5,793	9,218	9,806
Depreciation and amortization	223,819	220,678	282,438
Other post-employment benefits	(184,569)	51,337	51,035
Qualified pension	(5,534)	(10,129)	6,250
Gain on sale of discontinued operations, net	—	—	(10,044)
Loss on debt refinancing	—	—	6,787
Stock-based compensation	6,357	4,274	5,807
Other non-cash items	4,211	2,137	(705)
Changes in assets and liabilities arising from operations:
Accounts receivable	5,615	8,485	(12,127)
Prepaid and other assets	1,327	(338)	(7,044)
Restricted cash	—	463	5,698
Accounts payable and accrued liabilities	(36,642)	5,068	(2,070)
Accrued interest payable	5	1	9,801
Other assets and liabilities, net	2,463	(3,948)	13,272
Total adjustments	21,585	257,382	264,535
Net cash provided by operating activities	112,001	121,063	171,085
Cash flows from investing activities:
Net capital additions	(116,159)	(119,489)	(128,298)
Proceeds from sale of business	—	—	30,452
Distributions from investments and proceeds from the sale of property and equipment	288	1,126	1,895
Net cash used in investing activities	(115,871)	(118,363)	(95,951)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	920,590
Financing costs	—	—	(13,217)
Repayments of long-term debt	(6,400)	(6,400)	(961,800)
Proceeds from exercise of stock options	13	32	55
Repayment of capital lease obligations	(770)	(1,445)	(1,265)
Net cash used in financing activities	(7,157)	(7,813)	(55,637)
Net change	(11,027)	(5,113)	19,497
Cash, beginning of period	37,587	42,700	23,203
Cash, end of period	$26,560	$37,587	$42,700

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$75,625	$75,520	$64,786
Income tax paid, net of refunds	1,021	2,363	1,647
Capital additions included in accounts payable	10,902	13,120	8,067
Acquisition of property and equipment by capital lease	1,320	1,142	467
Reorganization costs paid	—	—	324

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

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	"Telecom Group" refers to FairPoint, exclusive of the acquired Northern New England operations.
(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of December 31, 2015, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2015, the Company operated with approximately 311,000 broadband subscribers, approximately 14,500 Ethernet circuits and approximately 410,000 residential voice lines.
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
Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the wholesale provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement or similar distribution methods. This distribution is based on individual state PUCs' (intrastate) or the FCC's (interstate) approved settlement mechanisms, separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. Rule changes associated with the FCC's CAF/ICC Order (as defined hereinafter) impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on rules from the FCC's CAF/ICC Order, including CAF Phase II support where FairPoint accepted CAF Phase II support, continued CAF Phase I frozen support where FairPoint did not accept CAF Phase II support and CAF/ICC rules in states where FairPoint is eligible for such support under the ICC Transition Rules for price cap and rate-of-return carriers. FairPoint accepted CAF Phase II support in all states except Kansas and Colorado. The revenue is being recognized on a straight-line basis, ratably over the six-year period in which the funding will be received. The Company is required to meet certain interim milestones over the six-year period of CAF Phase II and the Company performs a quarterly assessment of its progress.
Long distance switched retail and wholesale services can be recurring due to coverage under an unlimited calling plan or can be usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of December 31, 2015 and 2014, unearned revenue of $19.9 million and $19.0 million, respectively, was included in other accrued liabilities and unearned revenue of $7.6 million and $9.3 million, respectively, was included in other long-term liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company requires customers to pay for ancillary special projects in advance. As of December 31, 2015 and 2014, customer deposits of $2.1 million and $2.4 million, respectively, were included in other accrued liabilities on the consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
On June 26, 2014, the Maine PUC ("MPUC") adopted a final rule (Chapter 201), establishing new provider of last resort ("POLR") service quality index ("SQI") standards and reporting requirements which began August 1, 2014. Under Chapter 201, the MPUC may open an investigation into the failure to meet any of the established standards and has the authority to impose penalties of up to $500,000 per standard. On January 13, 2015, the MPUC issued a Notice of Investigation to review the Company's service quality in Maine; however, there has been no further action as of December 31, 2015. Penalties, if any, would be recorded as a reduction to revenue.
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
In evaluating the presentation of taxes and surcharges, such as USF charges, sales, use, value added and some excise taxes, we determine whether we are the primary obligor or principal taxpayer. In jurisdictions where we deem that we are the principal taxpayer, we record these taxes and surcharges on a gross basis and include them in our revenues and costs of services and sales. In jurisdictions where we determine that we are a pass through agent for the government authority, we record the taxes on a net basis through the consolidated balance sheets.
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
The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,

	2015	2014	2013

Balance, beginning of period	$9,894	$13,142	$18,863
Provision charged to expense	5,793	9,218	9,806
Provision charged to other accounts (a)	(18)	(43)	(163)
Amounts written off, net of recoveries	(7,336)	(12,423)	(15,364)
Balance, end of period	$8,333	$9,894	$13,142

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.
(e) Credit Risk
The financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and gross accounts receivable existing at December 31, 2015. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to accounts receivable are principally related to trade receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.
The Company sponsors qualified pension plans for certain employees. Plan assets associated with these qualified pension plans are held by third party trustees and investments are comprised principally of debt and equity securities. The fair value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional Company contributions to the qualified pension plans in order to meet funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For additional information regarding the plan assets of the Company's qualified pension plans, including the December 31, 2015 balance at risk, see note (10) "Employee Benefit Plans" herein.
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
Given that a majority of the Company's property, plant and equipment is plant used in the Company's wireline and fiber-based Ethernet networks, depreciation is principally based on the composite group remaining life method and straight-line composite rates. This methodology provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. When depreciable telephone plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. No gain or loss is recognized on disposition of assets. Use of this methodology requires the periodic revision of depreciation rates. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves. The Company utilizes straight-line depreciation for its non-telephone property, plant and equipment.
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
(g) Long-Lived Assets
Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.
As of December 31, 2015, the Company performed its routine review of impairment triggering events and concluded that it does not believe a triggering event has occurred with respect to property, plant and equipment and intangible assets subject to amortization.
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
(i) Computer Software and Interest Costs
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software which has a useful life in excess of one year. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services.

Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.
In addition, the Company capitalizes the interest cost associated with the period of time over which the Company's internal use software is developed or obtained.
During the years ended December 31, 2015, 2014 and 2013, the Company recorded the following with regards to software costs (in thousands):

	Years Ended December 31,
	2015	2014	2013

Capitalized software costs	$22,768	$17,984	$20,031
Capitalized interest costs	$99	$70	$42
Amortization expense on capitalized software	$14,669	$11,415	$15,446
A summary of capitalized software is shown below (in thousands):

	December 31, 2015	December 31, 2014

Gross carrying amount	$176,778	$153,059
Less: accumulated amortization	(131,031)	(115,308)
Net capitalized software	$45,747	$37,751
Estimated future amortization on capitalized software for each of the five years subsequent to December 31, 2015 are as follows (in thousands):

Year ending December 31,
2016	$15,192
2017	$12,798
2018	$9,612
2019	$5,673
2020	$2,471
(j) Impairment of Other Intangible Assets
Indefinite-lived Intangible Asset. Non-amortizable intangible assets are assessed for impairment at least annually. The Company performs its annual impairment test as of the first day of the fourth fiscal quarter of each year and assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired.
For its non-amortizable intangible asset impairment assessments of the FairPoint trade name, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applies these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues and other revenues not generated through brand recognition. As of October 1, 2015, the estimated fair value exceeded the carrying value in the Company's quantitative analysis; therefore, an impairment was not necessary. However, future changes in one or more of the assumptions discussed above may result in the recognition of an impairment loss.
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
(l) Stock-Based Compensation
The Company accounts for employee awards which are expected to vest. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests.
(m) Employee Benefit Plans
The Company recognizes the overfunded or underfunded status of its qualified defined benefit plans and post-employment benefit plans as either an asset or liability, respectively, on the consolidated balance sheets. Actuarial gains and losses that arise during the year are recognized as a component of comprehensive income/(loss), net of applicable income taxes, and included in accumulated other comprehensive income/(loss). These gains and losses are amortized over future years as a component of the net periodic benefit cost.
(n) Operating Segments
Management views its business of providing data, video and voice communications services to residential, wholesale and business customers as one operating segment. The Company's services consist of retail and wholesale communications and data services, including voice and HSD in 17 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(o) Other Liabilities
Accrued Bonuses. As of December 31, 2015 and 2014, accrued bonuses of $12.6 million and $6.2 million, respectively, were included in accrued payroll and related liabilities on the consolidated balance sheets.
(p) Advertising Costs
Advertising costs are expensed as they are incurred. During the years ended December 31, 2015, 2014 and 2013, advertising costs were $6.6 million, $9.8 million and $9.9 million, respectively.
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
(3) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. The new pronouncement will be effective for annual and interim periods beginning on or after December 15, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. The Company is evaluating the potential impact of this pronouncement and its method of adoption.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The Company does not believe the adoption of this pronouncement will have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015 with early adoption permitted for financial statements that have not been previously issued.  The Company adopted this ASU during the quarter ended March 31, 2015.  As a result, $5.9 million was reclassified from debt issue costs, net to long-term debt, net of current portion in the consolidated balance sheet as of December 31, 2014. The adoption of this ASU had no impact on income/(loss) before income taxes or net income/(loss). In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this ASU during the quarter ended September 30, 2015, which had no impact on the consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The update is effective for fiscal years beginning after December 15, 2016 with early adoption permitted.  The Company adopted this ASU for the year ended December 31, 2015 and applied this guidance retrospectively to all periods presented.  As a result, $7.6 million was reclassified from current deferred income tax asset, net to long-term deferred income taxes, net in the consolidated balance sheet as of December 31, 2014. The adoption of this ASU had no impact on income/(loss) before income taxes or net income/(loss).
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when there has been an election to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. The Company is evaluating the potential impact of this pronouncement.
In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), whereby, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Companies may not apply a full retrospective transition approach. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. The Company is evaluating the potential impact of this pronouncement.
(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(5) Other Intangible Assets
Indefinite-lived Intangible Asset
At December 31, 2015 and 2014, the Company's trade name is recorded at $39.2 million. On October 1, 2015 and October 1, 2014, the Company performed its annual non-amortizable intangible asset quantitative analysis and concluded that there was no impairment at that time. As of December 31, 2015, the Company performed its routine review of impairment indicators and concluded that it did not believe a triggering event had occurred.
Other Amortizable Intangible Assets
The Company's amortizable intangible assets are as follows (in thousands):

	December 31, 2015	December 31, 2014
Customer lists (weighted average 9.0 years):
Gross carrying amount	$99,000	$99,000
Less: accumulated amortization	(54,290)	(43,290)
Net customer lists	$44,710	$55,710
Amortization expense of the Company's amortizable intangible assets was $11.0 million, $11.0 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is expected to be approximately $11.0 million in 2016, 2017, 2018 and 2019, respectively, and $0.7 million in 2020.
(6) Property, Plant and Equipment
A summary of property, plant and equipment is shown below (in thousands):

	Estimated Life	December 31, 2015	December 31, 2014
	(in years)
Land	—	$35,632	$34,932
Buildings	40	211,115	199,159
Central office equipment	7 – 10	635,208	604,621
Outside communications plant	15 – 35	1,161,042	1,124,865
Furniture, vehicles and other work equipment	5 – 15	258,749	224,728
Plant under construction	—	81,096	90,979
Other	—	17,144	19,860
Total property, plant and equipment		2,399,986	2,299,144
Less: Accumulated depreciation		(1,281,205)	(1,085,415)
Net property, plant and equipment		$1,118,781	$1,213,729
Depreciation expense, excluding amortization of intangible assets, for the years ended December 31, 2015, 2014 and 2013 was $212.8 million, $209.7 million and $271.3 million, respectively. Depreciation expense includes amortization of assets recorded under capital leases.
The Company recorded $0.6 million of asset retirement obligations during the year ended December 31, 2015. Accretion expense, revisions in cash flow estimates and liability settlements were insignificant during the year. The Company's asset retirement obligations are included as a component of other accrued liabilities or other long-term liabilities in the consolidated balance sheets based on the expected timing of the obligation. As of December 31, 2015, the Company's asset retirement liability of $4.9 million consisted of $0.8 million in other accrued liabilities and $4.1 million in other long-term liabilities. As of December 31, 2014, the Company's asset retirement liability of $4.4 million consisted of $1.1 million in other accrued liabilities and $3.3 million in other long-term liabilities.
(7) Long-term Debt
Long-term debt for the Company at December 31, 2015 and 2014 is shown below (in thousands):

	December 31, 2015	December 31, 2014

Term Loan, due 2019 (weighted average rate of 7.50%)	$622,400	$628,800
Discount on Term Loan (a)	(11,138)	(14,210)
Debt issuance costs	(4,717)	(5,949)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	906,545	908,641
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$900,145	$902,241

(a)
The $11.1 million and $14.2 million discount on the Term Loan (as defined below) as of December 31, 2015 and 2014, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of December 31, 2015, the Company had $60.8 million, net of $14.2 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the four years subsequent to December 31, 2015 are as follows (in thousands):

Year ending December 31,	Balance Due
2016	$6,400
2017	6,400
2018	6,400
2019	903,200
Total long-term debt, including current portion	$922,400
Refinancing. On February 14, 2013 (the "Refinancing Closing Date"), FairPoint Communications refinanced its old credit agreement (the "Refinancing"). In connection with the Refinancing, FairPoint Communications (i) issued $300.0 million aggregate principal amount of its 8.75% senior secured notes due 2019 (the "Notes") in a private offering exempt from registration under the Securities Act pursuant to an indenture (the "Indenture") that FairPoint Communications entered into on the Refinancing Closing Date with certain of its subsidiaries that guarantee the indebtedness under the Credit Agreement (as defined herein) (the "Subsidiary Guarantors") and U.S. Bank National Association, as trustee and collateral agent, and (ii) entered into a credit agreement (the "Credit Agreement"), dated as of the Refinancing Closing Date, with the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer. The Credit Agreement provides for a $75.0 million revolving credit facility (the ''Revolving Facility''), which has a sub-facility providing for the issuance of up to $40.0 million in letters of credit, and a $640.0 million term loan facility (the '' Term Loan'' and, together with the Revolving Facility, the ''Credit Agreement Loans"). On the Refinancing Closing Date, FairPoint Communications used the proceeds of the Notes offering, together with $640.0 million of borrowings under the Term Loan and cash on hand to (i) repay principal of $946.5 million outstanding on the old term loan, plus approximately $7.7 million of accrued interest and (ii) pay approximately $32.6 million of fees, expenses and other costs related to the Refinancing.
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
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrue at an annual rate equal to either a British Bankers Association London Inter-Bank Offered Rate ("LIBOR") or the base rate, in each case plus an applicable margin. LIBOR is a per annum rate for dollar deposits with an interest period of one, two, three or six months (at FairPoint Communication's election), subject to a minimum LIBOR floor of 1.25% for the Term Loan. The base rate is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable interest rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on FairPoint Communication's consolidated total leverage ratio, as defined in the Credit Agreement. FairPoint Communications is required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the Revolving Facility equal to the applicable interest rate for revolving loans bearing interest based on LIBOR, plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, FairPoint Communications is required to pay a quarterly commitment fee on the average daily unused portion of the New Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on FairPoint Communication's consolidated total leverage ratio.
Security/Guarantors. All obligations under the Credit Agreement, together with certain designated hedging obligations and cash management obligations, are unconditionally guaranteed on a senior secured basis by certain subsidiaries of FairPoint Communications (the "Subsidiary Guarantors") and secured by a first-priority lien on substantially all personal property of FairPoint Communications and the Subsidiary Guarantors, subject to certain exclusions set forth in the related security documents, pari passu with the lien securing the obligations under the Notes.
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement. In addition, mandatory repayments are required under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. Optional prepayments and mandatory prepayments resulting from the incurrence of debt not permitted to be incurred under the Credit Agreement were required to be made at 101.0% of the aggregate principal amount prepaid if such prepayment was made on or prior to February 14, 2016. No premium is required to be paid for prepayments made after February 14, 2016.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of December 31, 2015, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2015, FairPoint Communications was in compliance with all covenants under the Indenture.
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

In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period. Such swaps became effective on September 30, 2015, and mature on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015.

The effect of the Company’s interest rate swap agreements on the consolidated balance sheets at December 31, 2015 and 2014 is shown below (in thousands):

	As of December 31, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,375
Interest rate swaps, Long-term	Other long-term liabilities	$1,232

	As of December 31, 2014
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Long-term	Other long-term liabilities	$2,742
The gross effect of the Company’s interest rate swap agreements on the consolidated statements of comprehensive income/(loss) for the years ended December 31, 2015, 2014 and 2013 is shown below (in thousands):

	Amount of Loss Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion) (Pre-tax)
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest rate swaps	$865	$1,737	$1,005
Amounts reported in accumulated other comprehensive income/(loss) related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan. The Company estimates that approximately $2.4 million will be reclassified as an increase to interest expense in the next 12 months.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in 2015 or 2014.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of December 31, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,375	$—
Interest rate swaps, Long-term (a)	$—	$1,232	$—
As of December 31, 2014, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Long-term (a)	$—	$2,742	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$611,262	$616,954	$614,590	$619,368
Notes, 8.75%, due 2019	300,000	295,500	300,000	301,890
Total	$911,262	$912,454	$914,590	$921,258

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet dates, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $11.1 million and $14.2 million as of December 31, 2015 and 2014, respectively.
For a discussion of the fair value measurement of the Company's pension plan assets, see note (10) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Qualified Pension Plan Assets".
(10) Employee Benefit Plans
The Company sponsors noncontributory qualified defined benefit pension plans ("qualified pension plans") and post-employment benefit plans which provide certain cash payments and medical, dental and life insurance benefits to eligible retired employees and their beneficiaries and covered dependents. The qualified pension plans and certain post-employment benefit plans were created as part of the acquisition of the Northern New England operations from Verizon and mirrored the prior Verizon plans.
On August 2, 2014, the Company’s collective bargaining agreements with two of its labor unions expired. On August 28, 2014, the Company informed the unions that the parties were at impasse and on that date implemented the terms of its final proposals to the labor unions.
On February 22, 2015, membership of both labor unions ratified their respective collective bargaining agreements that expire in August 2018. As a result, the following changes were effective regarding the qualified pension plan available to represented employees (the "Represented Pension Plan") and the post-employment benefit plan for represented employees (the "Represented OPEB Plan"):

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

•
The Represented OPEB Plan for active represented employees was eliminated as of August 28, 2014. A transitional monthly reimbursement arrangement for eligible represented employees who retire no later than August 22, 2017 was established (the "Reimbursement Arrangement"). To be eligible for the Reimbursement Arrangement, the represented employee must, among other criteria, have commenced a service pension under the Represented Pension Plan immediately upon termination of employment. The monthly reimbursement amount cannot exceed $800 per retiree, plus up to an additional $400 for a retiree’s spouse, and may only be paid for reimbursement of medical insurance premiums for coverage of the retiree and spouse. The Reimbursement Arrangement is only available until the retiree reaches the earlier of age 65, or dies, among other limitations, at which time the benefit will cease for the spouse as well. Approximately 260 active represented employees are expected to be eligible to receive benefits under the Reimbursement Arrangement.

Upon ratification of the collective bargaining agreements on February 22, 2015, a remeasurement of the net obligations of the Represented Pension Plan and the Represented OPEB Plan was required as of that date. Net periodic benefit cost for the period from February 23, 2015 to July 31, 2015 for the Represented Pension Plan was determined using the remeasured obligation as of February 22, 2015 for that plan. As the result of a workforce reduction, a curtailment occurred related to the Represented Pension Plan and a subsequent remeasurement of the net obligation was performed as of July 31, 2015. Accordingly, net periodic benefit cost from August 1, 2015 to December 31, 2015 was determined using the remeasured obligation as of July 31, 2015. Net periodic benefit cost for the period from February 23, 2015 to December 31, 2015 for the Reimbursement Arrangement was determined using the remeasured obligation as of February 22, 2015 for that plan. Net periodic benefit cost for the period from January 1, 2015 to February 22, 2015 for these plans was determined using the respective net obligations as reflected in the financial statements as of December 31, 2014.
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
The remeasurement of the Represented OPEB Plan reflected the elimination of post-employment benefits for active represented employees effective August 28, 2014 and the termination of the plan effective January 1, 2015. The elimination of the post-employment benefits for active represented employees was accounted for as a negative plan amendment that reduced the projected benefit obligation with a corresponding prior service credit of $619.4 million being recognized in accumulated other comprehensive income. The elimination of future service accruals for active represented employees resulted in a curtailment gain of $5.4 million. The curtailment gain was applied against the unrecognized net actuarial loss in accumulated other comprehensive income. In addition, on February 22, 2015, an obligation of $9.8 million was established for the Reimbursement Arrangement with a corresponding amount of prior service cost in accumulated other comprehensive income. The prior service credit of $619.4 million and the $9.8 million prior service cost related to the Reimbursement Arrangement, which net to $609.6 million, were amortized over 1.72 years for 2015 expense and the remaining unrecognized net prior service credit as of December 31, 2015 of $306.8 million will be amortized in 2016. The remaining unrecognized net actuarial loss related to the terminated Represented OPEB Plan of $192.2 million was amortized over 1.5 years for 2015 expense and the remaining amount as of December 31, 2015 of $81.9 million will be amortized in 2016.
The Company recognized a $40.0 million prior service credit for a negative plan amendment at remeasurement of the Represented Pension Plan related to the elimination of prospective future increase in pension bands that were reduced under the terms of the collective bargaining agreements. The prior service credit was recorded in accumulated other comprehensive income and the remaining amount is being amortized over 10.82 years.
The qualified pension plan which covers non-represented employees was not impacted by these changes and remains frozen. Therefore, no new benefits are being earned by participants and the plan is closed to new participants.
The Company makes contributions to the qualified pension plans to meet minimum funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and has the ability to elect to make additional discretionary contributions. The other post-employment benefit plans are unfunded and the Company funds the benefits that are paid. Annually, and as necessary, the Company remeasures the net liabilities of its qualified pension and other post-employment benefit plans.

Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the years ended December 31, 2015 and 2014 (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2015	Year Ended December 31, 2014
Fair value of plan assets:
Beginning fair value of plan assets	$195,410	$175,242
Actual return on plan assets	(3,677)	7,553
Plan settlements	(4,472)	(2,935)
Employer contributions	14,980	30,000
Benefits paid	(5,179)	(14,450)
Ending fair value of plan assets	197,062	195,410
Projected benefit obligation:
Beginning projected benefit obligation	$408,216	$328,776
Service cost	8,391	14,760
Interest cost	14,879	15,367
Plan amendment	(40,049)	—
Plan settlements	(4,472)	(2,935)
Plan curtailment	(2,426)	—
Benefits paid	(5,179)	(14,450)
Actuarial (gain)/loss	(31,736)	66,698
Ending projected benefit obligation	347,624	408,216
Funded status	$(150,562)	$(212,806)

Accumulated benefit obligation	$347,619	$366,649

Net amount recognized in long-term liabilities in the consolidated balance sheets	$(150,562)	$(212,806)

Amounts recognized in accumulated other comprehensive income/(loss):
Prior service credit	$32,909	$—
Net actuarial loss	(106,704)	(130,294)
Net amount recognized in accumulated other comprehensive income/(loss)	$(73,795)	$(130,294)

	Post-employment Benefit Plans

	Year Ended December 31, 2015	Year Ended December 31, 2014
Fair value of plan assets:
Beginning fair value of plan assets	$—	$—
Employer contributions	5,597	6,097
Benefits paid	(5,597)	(6,097)
Ending fair value of plan assets	—	—
Projected benefit obligation:
Beginning projected benefit obligation	$741,372	$590,435
Service cost	4,541	24,969
Interest cost	7,688	29,908
Plan amendments (a)	(609,619)	(46,277)
Plan curtailment	(5,409)	—
Benefits paid	(5,597)	(6,097)
Actuarial (gain)/loss	(32,822)	148,434
Ending projected benefit obligation	100,154	741,372
Funded status	$(100,154)	$(741,372)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(6,112)	$(6,021)
Long-term liabilities	(94,042)	(735,351)
Net amount recognized in the consolidated balance sheets	$(100,154)	$(741,372)

Amounts recognized in accumulated other comprehensive income/(loss):
Net prior service credit	$350,322	$45,329
Net actuarial loss	$(102,085)	$(253,740)
Net amount recognized in accumulated other comprehensive income/(loss)	$248,237	$(208,411)
(a) In the fourth quarter of 2014, the Company amended its OPEB Plan to permit the former represented employees currently receiving post-employment benefits to participate in that plan. Effective January 1, 2015, the former represented employees were transferred from their current Represented OPEB plan to the Continuing OPEB Plan. The healthcare plan options available in the OPEB Plan contained higher deductibles, co-pays and co-insurance requirements than the healthcare plan options in the post-employment benefit plan for former represented employees. Accordingly, the Company recognized a gain as a result of the plan amendment, which is accounted for as a prior service credit.
Qualified Pension Plan Assets. The investment objective for the qualified pension plan assets is to achieve a rate of return sufficient to match or exceed the long-term growth rate of the plan liability, using investment vehicles that are consistent with the duration of each plan's liability. The investment objective also targets minimizing the risk of loss of principal. The Company's strategy emphasizes a long-term equity orientation, global diversification and financial and operating risk controls. Both active and passive management investment approaches are employed depending on perceived market efficiencies and various other factors. Diversification targets of 75% equity securities and 25% fixed income securities for the represented employees plan seeks to minimize the concentration of market risk. For the qualified pension plan for the non-represented employees, the diversification target is 45% equity securities and 55% fixed income securities and is invested using primarily a liability driven investment strategy. The asset allocation at December 31, 2015 for the Company's qualified pension plan assets was as follows:

	Non-Represented Employees Plan	Represented Employees Plan	Total Qualified Pension Plans

Cash and cash equivalents (a)	0.6%	0.6%	0.6%
Equity securities	45.3%	74.0%	70.4%
Fixed income securities	54.1%	25.4%	29.0%
Plan asset portfolio allocation at December 31, 2015	100.0%	100.0%	100.0%

(a)	Cash and cash equivalents at December 31, 2015 include amounts pending settlement from the purchase or sale of equity or fixed income securities.
The fair values for the qualified pension plan assets by asset category at December 31, 2015 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,223	$1,223	$—	$—
Equity securities	138,684	79,512	59,172	—
Fixed income securities	57,155	30,856	26,299	—
Fair value of plan assets at December 31, 2015	$197,062	$111,591	$85,471	$—
The fair values for the qualified pension plan assets by asset category at December 31, 2014 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$848	$848	$—	$—
Equity securities (a)	133,446	79,896	53,199	351
Fixed income securities	61,116	26,803	34,313	—
Fair value of plan assets at December 31, 2014	$195,410	$107,547	$87,512	$351

(a)	All Level 3 equity securities are amounts held in hedged equity funds.
Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy, as outlined in note (9) "Fair Value".
Equity securities include direct holdings of equity securities and units held in mutual funds that invest in equity securities of domestic and international corporations in a variety of industry sectors. The direct holdings and units held in publicly traded mutual funds are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values for units held in mutual funds that invest in equity securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy. The fair values of hedged equity funds are estimated using net asset value per share of the investments. The Company has the ability to redeem these investments at net asset value on a limited basis and thus has classified hedged equity funds within Level 3 of the fair value hierarchy. The Company liquidated its positions in all its hedged equity funds per the terms of its investment agreements with such hedge equity funds in 2015.
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

A reconciliation of the beginning and ending balance of plan assets that are measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Hedged Equity Funds
Balance at December 31, 2013	$11,711
Actual gain on plan assets held	145
Purchases, sales and settlements, net	(11,505)
Balance at December 31, 2014	$351
Purchases, sales and settlements, net	(351)
Balance at December 31, 2015	$—
Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. During the years ended December 31, 2015, 2014 and 2013, the Company recognized settlement charges in the qualified pension plan that covers non-represented employees.  The settlements were incurred when the cumulative amount of lump sums paid to participants in the respective years exceeded the expected service and interest cost for the respective years. In July 2015, as the result of a workforce reduction, the Company recognized a curtailment gain of $4.2 million in the Represented Pension Plan. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Service cost	$8,391	$14,760	$18,543
Interest cost	14,879	15,367	14,934
Expected return on plan assets	(14,635)	(13,525)	(12,462)
Amortization of prior service credit	(2,933)	—	—
Amortization of actuarial loss	6,718	2,054	5,585
Plan curtailment	(4,207)	—	—
Plan settlement	1,022	671	1,683
Net periodic benefit cost	9,235	19,327	28,283
Less capitalized portion	(600)	(1,184)	(2,063)
Statement of operations expense	$8,635	$18,143	$26,220

	Post-employment Benefit Plans

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Service cost	$4,541	$24,969	$26,712
Interest cost	7,688	29,908	24,555
Amortization of prior service credit	(304,626)	(948)	—
Amortization of actuarial loss	113,424	6,654	7,398
Net periodic benefit cost	(178,973)	60,583	58,665
Less capitalized portion	—	(3,444)	(4,196)
Statement of operations expense	$(178,973)	$57,139	$54,469

Other Comprehensive Income/(Loss). Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income/(loss) are as follows for the years ended December 31, 2015, 2014 and 2013, respectively, (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Amounts recognized in other comprehensive income/(loss):
Prior service credit	$(40,049)	$—	$—
Net (gain)/loss arising during the period	(13,424)	72,670	(49,218)
Amortization of prior service credit	2,933	—	—
Amortization of net actuarial loss	(6,718)	(2,725)	(7,268)
Plan curtailment	1,781	—	—
Plan settlement	(1,022)	—	—
Total amount recognized in other comprehensive income/(loss)	$(56,499)	$69,945	$(56,486)

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next fiscal year:
Prior service credit	$3,042
Net actuarial loss	(6,376)
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next fiscal year	$(3,334)

	Post-employment Benefit Plans

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Amounts recognized in other comprehensive income/(loss):
Prior service credit	$(619,454)	$(46,277)	$—
Prior service cost	9,835	—	—
Plan curtailment	(5,409)	—	—
Net (gain)/loss arising during the period	(32,822)	148,434	(78,571)
Amortization of prior service credit	304,626	948	—
Amortization of net actuarial loss	(113,424)	(6,654)	(7,398)
Total amount recognized in other comprehensive income/(loss)	$(456,648)	$96,451	$(85,969)

Estimated amounts that will be amortized from accumulated other comprehensive income/(loss) in the next fiscal year:
Net prior service credit	$308,632
Net actuarial loss	(83,380)
Total amount estimated to be amortized from accumulated other comprehensive income/(loss) in the next fiscal year	$225,252
Assumptions
The determination of the net liability and the net periodic benefit cost recognized for the qualified pension plans and post-employment benefit plans by the Company are, in part, based on assumptions made by management. These assumptions include, among others, the discount rate applied to estimated future cash flows of the plans, the expected return on assets held by the qualified pension plans, certain demographic characteristics of the participants, such as expected retirement and mortality rates, and future inflation in healthcare costs. The Company also has an assumption regarding increases in the amount of post-employment benefit plans expenditures to be paid by the Company, based upon the past practice of such increases being provided to participants. These assumptions are reviewed at least annually for changes with the Company's independent actuaries.

Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations are as follows:

	December 31, 2015	December 31, 2014
Qualified Pension Plans:
Discount rate	4.44%	4.04%
Rate of compensation increase (a)	3.00%	3.00%
Post-employment Benefit Plans:
Discount rate	4.15%	4.14%
Rate of compensation increase (a)	N/A	4.00%

(a)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.
Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic cost are as follows:

	Years Ended December 31,
	2015	2014	2013
Qualified Pension Plans:
Discount rate	4.39%	4.92%	4.08%
Expected return on plan assets (a)	7.31%	7.66%	7.54%
Rate of compensation increase (b)	3.00%	3.00%	3.00%
Post-employment Benefit Plans:
Discount rate	3.54%	4.98%	4.20%
Rate of compensation increase (b)	N/A	4.00%	4.00%
Healthcare cost trend rate (c)	7.70%	7.90%	8.10%
Rate that the cost trend rates ultimately declines to	4.50%	4.50%	4.50%
Year that the rates reach the terminal rate	2030	2030	2030

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

(b)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.

(c)	The rate of healthcare cost trend assumption for 2015 applies to the Continuing OPEB Plan.
Post-employment Benefit Plans Sensitivity. A 1% change in the medical trend rate assumed for post-employment benefits at December 31, 2015 would have the following effects (in thousands):

Increase (Decrease)
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$450
Effect on benefit obligation	$10,887
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(372)
Effect on benefit obligation	$(9,019)

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
Estimated future employer contributions and benefit payments as of December 31, 2015 are as follows (in thousands):

	Qualified Pension Plans	Post-employment Benefit Plans

Expected employer contributions for fiscal year 2016	$12,446	$6,112
Expected benefit payments for fiscal years:
2016	$7,694	$6,112
2017	8,885	6,108
2018	10,219	6,466
2019	11,393	6,747
2020	12,037	6,807
2021-2025	78,514	31,327
401(k) Savings Plans
As of December 31, 2015, the Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Telecom Group employees and northern New England management employees, and one voluntary 401(k) savings plan that covers all eligible northern New England represented employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes an amount of matching contributions to the 401(k) Plans determined by the Company at its discretion for management employees and based on collective bargaining agreements for all other employees. For the 401(k) Plan years ended December 31, 2015, 2014 and 2013, the Company generally matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $8.8 million, $9.5 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(11) Income Taxes
Income Tax Benefit
Income tax benefit for the years ended December 31, 2015, 2014, 2013, respectively, consists of the following components (in thousands):

	Years Ended December 31,

	2015	2014	2013
Current:
Federal	$—	$—	$(924)
State and local	(203)	(86)	(3,154)
Total current income tax expense	(203)	(86)	(4,078)
Deferred:
Federal	(1,501)	25,081	77,341
State and local	2,761	4,783	17,028
Total deferred income tax benefit	1,260	29,864	94,369
Total income tax benefit	$1,057	$29,778	$90,291
Total income tax benefit was different than that computed by applying the United States federal income tax rate to income/(loss) before income taxes for the years ended December 31, 2015, 2014 and 2013.
For the year ended December 31, 2015, the tax benefit on $89.4 million of pre-tax net income produced an effective tax rate of (1.2)%. The rate differs from the 35% federal statutory rate primarily due to a tax benefit associated with a decrease in the valuation allowance as well as a tax benefit related to state taxes.

For the year ended December 31, 2014, the tax benefit on $166.1 million of pre-tax loss produced an effective tax rate of 17.9%. The rate differs from the 35% federal statutory rate primarily due to tax expense associated with an increase in the valuation allowance offset by a tax benefit related to state taxes.
For the year ended December 31, 2013, the tax benefit on $193.8 million of pre-tax loss produced an effective tax rate of 46.6%. The rate differs from the 35% federal statutory rate primarily due to state taxes, as well as a tax benefit associated with a decrease to the valuation allowance.
A reconciliation of the Company's statutory tax rate to its effective tax rate is presented below (in percentages):

	Years Ended December 31,
	2015	2014	2013
Statutory federal income tax/(benefit) rate(1)	35.0%	(35.0)%	(35.0)%
State income tax benefit, net of federal income tax	(1.9)	(2.1)	(4.8)
Other, net	0.2	0.3	0.6
Valuation allowance (benefit)/expense	(34.5)	18.9	(7.4)
Effective income tax rate	(1.2)%	(17.9)%	(46.6)%
(1) The statutory federal income tax is an expense in 2015 due to pre-tax net income for the year ended December 31, 2015 and the statutory federal income tax is a benefit in 2014 and 2013 due to pre-tax net losses for the years ended December 31, 2014 and 2013.
The effective tax rate reflected in accumulated other comprehensive income for the year ended December 31, 2015 is 1.9%. This effective tax rate is due to tax expense on other net comprehensive income partially offset by a tax benefit associated with a decrease in the valuation allowance.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Federal and state tax loss carryforwards	$103,981	$95,629
Employee benefits	115,531	395,806
Allowance for doubtful accounts	3,342	3,613
Alternative minimum tax and other state credits	5,094	4,808
Capitalized restructuring costs	2,739	3,355
Deferred revenue	4,414	3,896
Other, net	8,059	3,492
Total gross deferred tax assets	243,160	510,599
Deferred tax liabilities:
Property, plant, and equipment	212,906	235,524
Goodwill and other intangible assets	29,588	33,003
Other, net	10,613	9,808
Total gross deferred tax liabilities	253,107	278,335
Net deferred tax assets (liabilities) before valuation allowance	(9,947)	232,264
Valuation allowance	(25,128)	(259,857)
Net deferred tax liabilities	$(35,075)	$(27,593)
At December 31, 2015, the Company had gross federal NOL carryforwards of $274.0 million after taking into consideration the NOL tax attribute reduction resulting from the Company's discharge of indebtedness upon emergence from Chapter 11 protection. The Company's remaining federal NOL carryforwards will expire from 2019 to 2035. At December 31, 2015, the Company had a net, after attribute reduction, state NOL deferred tax asset of $12.4 million. The Company's remaining state NOL carryforwards will expire from 2016 to 2035. The amount that expired in 2015 was negligible and fully reserved as part of the valuation allowance. At December 31, 2015, the Company had no alternative minimum tax credit carryover and had $5.1 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes it can use the NOLs even with these restrictions in place.
Valuation Allowance. At December 31, 2015 and 2014, the Company established a valuation allowance against its deferred tax assets of $25.1 million and $259.9 million, respectively, which consist of a $14.7 million and $217.8 million federal allowance, respectively, and a $10.4 million and $42.1 million state allowance, respectively. During 2015 and 2014, a decrease in the Company's valuation allowance of approximately $195.5 million and an increase of approximately $58.3 million, respectively, was allocated to accumulated other comprehensive income/(loss) in the consolidated balance sheets. During 2013, as a result of the Company's change in the estimated useful lives for certain fixed assets and change in realizability of certain state credits, the Company recognized a $14.8 million reduction in the beginning of the year valuation allowance that was allocated to continuing operations.
The following is activity in the Company's valuation allowance for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$(259,857)	$(166,773)	$(192,492)
(Increase) decrease allocated to other comprehensive income/(loss)	195,540	(58,254)	10,884
(Increase) decrease allocated to continuing operations	39,189	(34,830)	14,835
Balance, end of period	$(25,128)	$(259,857)	$(166,773)
Unrecognized Tax Benefits. As of December 31, 2015, the Company's total unrecognized tax benefits were $4.0 million, which were recorded as a reduction of the Company's federal and state NOL carryforwards. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2013	$4,855
Additions for tax positions related to the current year	34
Additions for tax positions of prior years	205
Decrease for settlements with taxing authorities	(1,059)
Balance as of December 31, 2014	$4,035
Additions for tax positions of prior years	12
Balance as of December 31, 2015	$4,047
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014, the Company made payments of interest and penalties in the amount of $0.1 million. During the years ended December 31, 2015 and December 31, 2013, the Company did not make any payments of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at December 31, 2015 and 2014, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. Based solely on statutes of limitations, the Company would not be subject to United States federal, state and local, or non-United States income tax examinations by tax authorities for years prior to 2011. However, tax years prior to 2011 may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those years are utilized in the future. As of December 31, 2015 and 2014, the Company does not have any significant jurisdictional tax audits.

(12) Accumulated Other Comprehensive Income/(Loss)
Components of accumulated other comprehensive income/(loss), net of income tax, were as follows (in thousands):

	December 31, 2015	December 31, 2014
Accumulated other comprehensive income/(loss), net of taxes:
Fair value of interest rate swaps	$(2,160)	$(1,638)
Qualified pension and other post-employment benefit plans	186,152	(316,985)
Total accumulated other comprehensive income/(loss), net of taxes	$183,992	$(318,623)
Other comprehensive income/(loss) for the years ended December 31, 2015 and 2014, respectively, includes changes in the fair value of the Company's cash flow hedges, actuarial losses and prior service credits related to the qualified pension and other post-employment benefit plans arising during the respective periods and amortization of these actuarial losses and prior service credits. For further detail of amounts recognized in other comprehensive income/(loss) related to the cash flow hedges, see note (8) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive income/(loss) related to the qualified pension and other post-employment benefit plans, see note (10) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Income/(Loss)" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income/(loss) to the consolidated statement of operations (in thousands):

Year Ended December 31, 2015
Employee benefits:
Amortization of actuarial loss (.65 years to 11.47 years) (a)	$120,142
Amortization of prior service credit (.87 years to 23.91 years) (a)	(307,559)
Plan settlement (a)	1,022
Plan curtailment (a)	(1,781)
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss)	(188,176)
Tax benefit (b)	3,669
Total employee benefit amounts reclassified from accumulated other comprehensive income/(loss), net	$(184,507)
(a) These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit cost. See note (10) "Employee Benefit Plans" for details.
(b) See note (11) "Income Taxes" for details.
There were no amounts reclassified from accumulated other comprehensive income/(loss) related to interest rate swaps for the years ended December 31, 2015, 2014 and 2013, respectively.
(13) Earnings Per Share
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
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 232,274, 235,462 and 278,681 for the years ended December 31, 2015, 2014 and 2013, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the consolidated balance sheets.
Potentially dilutive shares exclude warrants and stock options in accordance with the treasury stock method primarily due to exercise prices exceeding the average market value. Since the Company incurred a loss for the years ended December 31, 2014 and 2013, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Years Ended December 31,
	2015	2014	2013
Weighted average number of common shares used for basic earnings per share	26,652,240	26,449,408	26,189,668
Effect of potential dilutive shares	320,639	—	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,972,879	26,449,408	26,189,668
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	4,141,096	4,463,364	4,809,354

(14) Stockholders' Deficit
At December 31, 2015, 37,500,000 shares of common stock were authorized and 26,921,066 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants may be exercised at any time on or before January 24, 2018.
(15) Stock-Based Compensation
Stock-based compensation expense recognized in the financial statements is as follows (in thousands):

	Years Ended December 31,

	2015	2014	2013

Amounts charged against income, before income tax benefit	$6,357	$4,274	$5,807
Amount of related income tax benefit recognized in income	(2,529)	(1,714)	(2,326)
Total net income/loss impact	$3,828	$2,560	$3,481
At December 31, 2015, the Company had $5.6 million of stock-based compensation cost related to non-vested awards that will be recognized over a weighted average period of 1.82 years, all of which is related to awards granted under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan").
Long Term Incentive Plan
The Long Term Incentive Plan provides for grants of up to 5,674,277 shares of common stock awards, of which stock options, restricted stock awards and performance share awards and other types of equity awards can be granted. As of December 31, 2015, there are 2,027,472 shares available for grant under the Long Term Incentive Plan. Each stock option granted reduces the availability under the Long Term Incentive Plan by one share. Prior to the approval of the amendment and restatement of the Long Term Incentive Plan by the Company's stockholders on May 12, 2014, each restricted stock award granted reduced the availability under the Long Term Incentive Plan by one share and on or after May 12, 2014 each restricted stock award granted reduces the availability by 1.35 shares. Upon the exercise of each stock option or vesting of each restricted share award, one new share of common stock will be issued.
For the years ended December 31, 2015, 2014 and 2013, the Company granted shares of restricted stock and stock options with one of the following vesting terms: (i) vest immediately; (ii) vest 100% on the first anniversary; (iii) vest over three equal annual installments, with one-third vesting on the first anniversary of the grant date and one-third on the second and third anniversaries thereafter or (iv) vest 25% immediately and 25% on the first, second and third anniversaries thereafter. In addition, for the year ended December 31, 2015, the Company granted performance share awards that vest at the end of a three-year performance period based upon achievement of certain market (total shareholder return) and non-market (growth revenue) performance measures.

Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will generally expire 90 days after an employee's termination with the Company, unless the Company is in a blackout period. Stock option activity under the Long Term Incentive Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	1,129,829	$18.95
Granted (a)	368,016	9.37
Exercised	(18,750)	4.63
Forfeited	(41,893)	11.95
Expired	(38,079)	22.29
Outstanding at December 31, 2013	1,399,123	$16.74
Granted (a)	462,374	13.31
Exercised	(51,050)	6.28
Forfeited	(2,005)	4.31
Expired	(33,597)	23.65
Outstanding at December 31, 2014	1,774,845	$16.03
Granted (a)	620,843	14.74
Exercised (b)	(210,638)	10.07
Forfeited	(83,495)	13.41
Expired	(70,943)	24.07
Outstanding at December 31, 2015	2,030,612	$16.08	6.9

Exercisable at December 31, 2015 (c)	1,357,294	$17.17	6.0
Vested and Expected to Vest at December 31, 2015 (d)	2,012,033	$16.10	6.9

(a)
During the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of stock options granted was $5.4 million, $3.2 million and $1.5 million, respectively. For purposes of determining compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted were as follows:

	Years Ended December 31,

	2015	2014	2013

Expected life (1)	5.5 - 6.5 years	5.5 - 6.5 years	5.5 - 6 years
Expected dividend (2)	—	—	—
Expected volatility (3)	59.6%	51%	45%
Risk-free interest rate (4)	1.35% - 2.02%	1.63% - 2.19%	0.77% - 1.92%

(1)
The 5.5-year, 6.0-year and 6.5-year expected lives (estimated period of time outstanding) of stock options granted were estimated using the ‘Simplified Method' which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of the Company's employees.

(2)	For all stock options granted during 2015, 2014 and 2013, no dividends are planned to be paid over the contractual term of the stock options resulting in the use of a zero expected dividend rate.

(3)
The expected volatility rate is based on the observed historical volatilities of the Company's common stock and observed historical and implied volatilities of comparable companies, which were adjusted to account for the various differences between the comparable companies and the Company.

(4)	The risk-free interest rate is specific to the date of grant and is based on the United States Treasury constant maturity market yield in effect at the time of the grant.

(b)	During the years ended December 31, 2015 and 2014, the total intrinsic value of stock options that were exercised was $1.7 million and $0.4 million, respectively.

(c)
Based upon a fair market value of the common stock as of December 31, 2015 of $16.07 per share, the stock options that are exercisable have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $4.0 million.

(d)
Based upon a fair market value of the common stock as of December 31, 2015 of $16.07 per share, the stock options that have vested and are expected to vest have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $5.5 million.

Based upon the respective grant fair value, the aggregate fair value of stock options that vested during the years ended December 31, 2015, 2014, and 2013 was $2.7 million, $2.9 million, and $2.2 million, respectively.
Time-Based Restricted Stock Awards. Restricted stock award activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	244,246	$16.65
Granted (a)	184,610	9.46
Vested (b)	(157,318)	15.24
Forfeited	(6,883)	10.43
Non-vested at December 31, 2013	264,655	$12.64
Granted (a)	216,586	13.21
Vested (b)	(249,205)	13.58
Non-vested at December 31, 2014	232,036	$12.15
Granted (a)	161,011	15.06
Vested (b)	(156,445)	12.52
Forfeited	(10,550)	12.21
Non-vested at December 31, 2015	226,052	$13.97

(a)
The grant date fair value per share of the restricted stock awards under the Long Term Incentive Plan was calculated as the fair market value per share of the common stock on the date of grant. During the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of restricted stock awards granted was $2.4 million, $2.9 million, and $1.7 million, respectively.

(b)
Based upon the respective grant date fair value, the aggregate fair value of restricted stock which vested during the year ended December 31, 2015, 2014 and 2013 was $2.0 million, $3.4 million and $2.4 million, respectively.

Performance Share Awards. Performance share awards activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted (a)	149,500	12.87
Forfeited	(18,443)	12.82
Non-vested at December 31, 2015	131,057	$12.87

(a)
During the year ended December 31, 2015, the weighted average grant date fair value of performance share awards granted was $1.9 million. The grant date fair value of the non-market portion of the performance share awards was calculated as the fair market value of the common stock on the date of grant. For purposes of determining compensation expense for the market portion of the performance share awards, the grant date fair value was estimated using the Monte Carlo valuation model.

(16) Business Concentrations
Geographic
As of December 31, 2015, approximately 83% of the Company's residential voice lines were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company's services and a resulting loss of access line equivalents which could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and/or the market price of the Company's outstanding securities.
In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.
Labor
As of December 31, 2015, the Company employed approximately 2,700 employees, approximately 1,660, or 61%, of whom were covered by 13 collective bargaining agreements. As of December 31, 2015, approximately 127 employees were covered by six collective bargaining agreements that expire during 2016.
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
The Idaho-based operations were immaterial to the financial results of the consolidated Company and therefore have not been segregated as discontinued operations in the consolidated statements of operations. Revenue and income before income taxes of the Idaho-based operations for the year ended December 31, 2013 were as follows (in thousands):

Year Ended December 31, 2013 (a)
Revenue	$674
Income before income taxes	477

(a)	Reflects revenue and income before income taxes of the Idaho-based operations for the period of January 1, 2013 through the completion of the transaction on January 31, 2013.
(18) Commitments and Contingencies
(a) Leases
The Company currently leases real estate and network equipment under capital and operating leases expiring through the year ending 2023. The Company accounts for leases using the straight-line method, which amortizes contracted total payments evenly over the lease term.

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2016	$993	$7,305
2017	815	5,966
2018	455	3,912
2019	260	2,283
2020	78	1,320
Thereafter	—	554
Total minimum lease payments	$2,601	$21,340
Less: interest and executory cost	(460)
Present value of minimum lease payments	2,141
Less: current installments	(918)
Long-term obligations at December 31, 2015	$1,223
Total rent expense primarily for real estate, vehicles and office equipment was $9.4 million, $9.8 million and $10.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Notwithstanding the foregoing, the Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who as plaintiffs have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. These cases have all been consolidated and transferred to federal district court (the "Court") in Dallas, Texas. The defendants filed joint motions to dismiss these actions. On November 17, 2015, the Court granted the defendants' motions dismissing the plaintiffs' federal law based claims with prejudice. The state law based claims were also dismissed without prejudice as the Court also granted the plaintiffs leave to amend and refile their state law based claims. Motions filed by both the plaintiffs and the defendants regarding the Court’s November 17, 2015 order are pending. At this time, an estimate of the impact, if any, of these claims cannot be made.
(c) Restricted Cash
As of December 31, 2015 and 2014, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the balance sheets.
(19) Quarterly Financial Information (Unaudited)
The quarterly information presented below represents selected quarterly financial results for the quarters ended March 31, June 30, September 30, and December 31, 2015 and 2014 (in thousands, except per share data).

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$213,974	$214,098	$221,569	$209,824
Other post-employment benefit and pension expense (1)	(6,898)	(52,460)	(57,568)	(53,412)
Net income/(loss) (2)	(45,213)	40,265	53,054	42,310
Income/(loss) per share:
Basic	$(1.70)	$1.51	$1.99	$1.59
Diluted	$(1.70)	$1.49	$1.96	$1.56

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$230,557	$225,597	$228,120	$217,122
Other post-employment benefit and pension expense (1)	18,328	18,157	19,832	18,965
Net loss	(32,237)	(22,680)	(37,778)	(43,624)
Loss per share:
Basic	$(1.22)	$(0.86)	$(1.43)	$(1.65)
Diluted	$(1.22)	$(0.86)	$(1.43)	$(1.65)

(1) Presented for comparative purposes.
(2) The Company generated net income in the second, third and fourth quarters of 2015, respectively, largely due to the remeasurement of the employee benefit plans in the first quarter of 2015 as described further in note (10) "Employee Benefit Plans."
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings "Board of Directors and Committees of the Board Of Directors" and "Executive Officers."
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the heading "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" included elsewhere in this Annual Report. The information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the heading "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the heading "Certain Relationships and Related Party Transactions."
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the heading "Principal Accounting Fee Information."

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

FAIRPOINT COMMUNICATIONS, INC.

By:	/s/ Paul H. Sunu	Date:	March 2, 2016
Paul H. Sunu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul H. Sunu	Date:	March 2, 2016
Paul H. Sunu, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Ajay Sabherwal	Date:	March 2, 2016
Ajay Sabherwal, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John T. Hogshire	Date:	March 2, 2016
John T. Hogshire, Senior Vice President and Controller
(Principal Accounting Officer)

By:	/s/ Peter D. Aquino	Date:	March 2, 2016
Peter D. Aquino, Director

By:	/s/ Dennis J. Austin	Date:	March 2, 2016
Dennis J. Austin, Director

By:	/s/ Peter C. Gingold	Date:	March 2, 2016
Peter C. Gingold, Director

By:	/s/ Edward D. Horowitz	Date:	March 2, 2016
Edward D. Horowitz, Chairman of the Board of Directors

By:	/s/ Michael J. Mahoney	Date:	March 2, 2016
Michael J. Mahoney, Director

By:	/s/ Michael K. Robinson	Date:	March 2, 2016
Michael K. Robinson, Director

By:	/s/ David L. Treadwell	Date:	March 2, 2016
David L. Treadwell, Director

By:	/s/ Wayne Wilson	Date:	March 2, 2016
Wayne Wilson, Director

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By-Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

4.4
Indenture, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent.(7)

4.5	First Supplemental Indenture, dated as of September 16, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee.(10)

10.1	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.(7)

10.2	Pledge Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and U.S. Bank National Association, as collateral agent.(7)

10.3
Credit Agreement, dated as of February 14, 2013, among FairPoint, the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and letter of credit issuer.(7)

10.4	Pledge Agreement, dated as of February 14, 2013, made by FairPoint and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent.(7)

10.5	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.(7)

10.6	Continuing Guaranty, dated as of February 14, 2013, made by the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent.(7)

10.7	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.8	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.9	Form of Director Indemnity Agreement.(4)

10.10	Amended and Restated Employment Agreement, dated as of April 9, 2013, by and between FairPoint and Paul H. Sunu.†(9)

10.11	First Amendment to April 9, 2013 Amended and Restated Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Paul H. Sunu.†(17)

10.12	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Ajay Sabherwal.†(8)

10.13	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Ajay Sabherwal.†(17)

10.14	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Shirley J. Linn.†(8)

10.15	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Shirley J. Linn.†(17)

10.16	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Peter G. Nixon.†(8)

Exhibit No.	Description
10.17	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Peter G. Nixon.†(17)

10.18	Employment Agreement, made and entered into as of November 15, 2012, by and between FairPoint and Anthony A. Tomae.†(8)

10.19	First Amendment to November 15, 2012 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Anthony A. Tomae.†(17)

10.20	Employment Agreement, made and entered into as of July 1, 2011, by and between FairPoint and Kenneth W. Amburn.†(11)

10.21	First Amendment to July 1, 2011 Employment Agreement, effective as of July 1, 2014, by and between FairPoint and Kenneth W. Amburn.†(13)

10.22	Employment Agreement, made and entered into as of July 1, 2014, by and between FairPoint and John J. Lunny.†(14)

10.23	First Amendment to July 1, 2014 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and John J. Lunny.†(17)

10.24	Employment Agreement, made and entered into as of November 20, 2014, by and between FairPoint and Karen D. Turner.†(15)

10.25	First Amendment to November 20, 2014 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Karen D. Turner.†(17)

10.26	Employment Agreement, made and entered into as of August 10, 2015, by and between FairPoint and Steven G. Rush.†(17)

10.27	FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(12)

10.28	Form of Non-Incentive Stock Option Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(12)

10.29	Form of Restricted Share Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(12)

10.30	Form of Stock Option Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(12)

10.31	Form of Restricted Share Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(12)

10.32
Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period Beginning January 1, 2015 for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(16)

10.33
Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period Beginning January 1, 2016 for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†*

10.34	FairPoint Communications, Inc. Incentive Recoupment Policy.†(6)

10.35	Form of FairPoint Communications, Inc. Severance in Connection With a Change in Control Agreement for certain employees, effective as of November 5, 2015.†*

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics, as revised November 6, 2015.*

14.2	FairPoint Code of Ethics for Financial Professionals.(5)

21	Subsidiaries of FairPoint.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

99.1	Order, dated January 13, 2011, Confirming Debtors' Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

99.2	FairPoint Insider Trading Policy, as revised October 30, 2014.(15)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2012.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(8)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2012.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2013.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.

(11)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2013.

(12)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 12, 2014.

(13)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on July 2, 2014.

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2014.

(15)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2014.

(16)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2015.

(17)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2015.