Form 10-Q
period 2016-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2016-05-04
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 29, 2016, there were 27,065,799 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Cash	$23,064	$26,560
Accounts receivable (net of $6.3 million and $8.3 million allowance for doubtful accounts, respectively)	63,384	60,136
Prepaid expenses	25,910	24,410
Other current assets	3,607	5,030
Total current assets	115,965	116,136
Property, plant and equipment (net of $1,333.0 million and $1,281.2 million accumulated depreciation, respectively)	1,090,246	1,118,781
Intangible assets (net of $57.1 million and $54.3 million accumulated amortization, respectively)	81,129	83,879
Restricted cash	651	651
Other assets	3,005	3,079
Total assets	$1,290,996	$1,322,526

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	1,031	918
Accounts payable	28,229	28,157
Claims payable and estimated claims accrual	—	216
Accrued interest payable	3,420	9,983
Accrued payroll and related expenses	24,914	24,753
Other accrued liabilities	53,160	49,802
Total current liabilities	117,154	120,229
Capital lease obligations	1,239	1,223
Accrued pension obligations	152,142	150,562
Accrued post-employment benefit obligations	93,677	94,042
Deferred income taxes, net	23,614	35,075
Other long-term liabilities	20,520	22,739
Long-term debt, net of current portion	899,666	900,145
Total long-term liabilities	1,190,858	1,203,786
Total liabilities	1,308,012	1,324,015
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 27,065,799 and 26,921,066 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	271	269
Additional paid-in capital	524,121	521,842
Retained deficit	(689,024)	(707,592)
Accumulated other comprehensive income	147,616	183,992
Total stockholders’ deficit	(17,016)	(1,489)
Total liabilities and stockholders’ deficit	$1,290,996	$1,322,526

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2016 and 2015
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$206,816	$213,974
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	105,039	134,381
Other post-employment benefit and pension expense	(53,228)	(6,898)
Selling, general and administrative expense, excluding depreciation and amortization	50,336	55,846
Depreciation and amortization	57,638	55,306
Reorganization related expense	—	7
Total operating expenses	159,785	238,642
Income/(loss) from operations	47,031	(24,668)
Other income/(expense):
Interest expense	(20,610)	(19,819)
Other, net	158	175
Total other expense	(20,452)	(19,644)
Income/(loss) before income taxes	26,579	(44,312)
Income tax expense	(8,011)	(901)
Net income/(loss)	$18,568	$(45,213)

Weighted average shares outstanding:
Basic	26,812	26,588
Diluted	27,119	26,588

Income/(loss) per share, basic	$0.69	$(1.70)

Income/(loss) per share, diluted	$0.68	$(1.70)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three Months ended March 31, 2016 and 2015
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income/(loss)	$18,568	$(45,213)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $(0.1) million and $0.3 million tax (expense)/benefit, respectively)	124	(488)
Qualified pension and post-employment benefit plans (net of $19.2 million and $0 million tax benefit, respectively)	(36,500)	671,024
Total other comprehensive income/(loss)	(36,376)	670,536
Comprehensive income/(loss)	$(17,808)	$625,323

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended March 31, 2016
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2015	26,921	$269	$521,842	$(707,592)	$183,992	$(1,489)
Net income	—	—	—	18,568	—	18,568
Stock-based compensation issued, net	145	2	(387)	—	—	(385)
Stock-based compensation expense	—	—	2,666	—	—	2,666
Interest rate swaps other comprehensive income before reclassifications	—	—	—	—	(240)	(240)
Interest rate swaps reclassified from accumulated other comprehensive income	—	—	—	—	364	364
Employee benefits reclassified from accumulated other comprehensive income	—	—	—	—	(36,500)	(36,500)
Balance at March 31, 2016	27,066	$271	$524,121	$(689,024)	$147,616	$(17,016)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income/(loss)	$18,568	$(45,213)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	7,908	577
Provision for uncollectible revenue	(1,406)	2,359
Depreciation and amortization	57,638	55,306
Other post-employment benefits	(56,678)	(13,157)
Qualified pension	2,036	3,911
Stock-based compensation	2,666	2,857
Other non-cash items	1,102	1,024
Changes in assets and liabilities arising from operations:
Accounts receivable	(1,841)	(923)
Prepaid and other assets	(79)	4,557
Accounts payable and accrued liabilities	2,961	(1,948)
Accrued interest payable	(6,563)	(6,563)
Other assets and liabilities, net	(2,281)	(1,996)
Total adjustments	5,463	46,004
Net cash provided by operating activities	24,031	791
Cash flows from investing activities:
Net capital additions	(25,880)	(26,430)
Distributions from investments and proceeds from the sale of property and equipment	175	195
Net cash used in investing activities	(25,705)	(26,235)
Cash flows from financing activities:
Repayments of long-term debt	(1,600)	(1,600)
Proceeds from exercise of stock options	2	4
Repayment of capital lease obligations	(224)	(231)
Net cash used in financing activities	(1,822)	(1,827)
Net change	(3,496)	(27,271)
Cash, beginning of period	26,560	37,587
Cash, end of period	$23,064	$10,316
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$8,691	$8,498
Acquisition of property and equipment by capital lease	355	270

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of March 31, 2016, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of March 31, 2016, the Company operated with approximately 311,000 broadband subscribers, approximately 14,800 Ethernet circuits and approximately 398,000 residential voice lines.
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
(2) Significant Accounting Policies
(a) Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted for this quarterly report and should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet as of December 31, 2015 is derived from audited financial statements.
The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. Interim results are not necessarily indicative of results for a full year and actual results could differ from those estimates.
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
Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the wholesale provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement or similar distribution methods. This distribution is based on individual state PUCs' (intrastate) or the FCC's (interstate) approved settlement mechanisms, separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates. On November 18, 2011, the FCC released its comprehensive landmark order to modify the nationwide system of universal support and the CAF/intercarrier compensation ("ICC") system (the "CAF/ICC Order"). Rule changes associated with the FCC's CAF/ICC Order impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on rules from the FCC's CAF/ICC Order, including CAF Phase II support where FairPoint accepted CAF Phase II support, continued CAF Phase I frozen support where FairPoint did not accept CAF Phase II support and CAF/ICC rules in states where FairPoint is eligible for such support under the ICC Transition Rules for price cap and rate-of-return carriers. FairPoint accepted CAF Phase II support in all states except Kansas and Colorado. The revenue is being recognized on a straight-line basis, ratably over the six-year period in which the funding will be received. The Company is required to meet certain interim milestones over the six-year period of CAF Phase II and the Company performs a quarterly assessment of its progress.
Long distance switched retail and wholesale services can be recurring due to coverage under an unlimited calling plan or can be usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of March 31, 2016 and December 31, 2015, unearned revenue of $21.4 million and $19.9 million, respectively, was included in other accrued liabilities and unearned revenue of $6.9 million and $7.6 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company generally requires customers to pay for ancillary special projects in advance. As of March 31, 2016 and December 31, 2015, customer deposits of $2.6 million and $2.1 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI penalties and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. As of March 31, 2016, there has been no further action. Penalties, if any, would be recorded as a reduction to revenue.
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
In evaluating the presentation of taxes and surcharges, such as USF charges, sales, use, value added and some excise taxes, we determine whether we are the primary obligor or principal taxpayer. In jurisdictions where we deem that we are the principal taxpayer, we record these taxes and surcharges on a gross basis and include them in our revenues and costs of services and sales. In jurisdictions where we determine that we are a pass through agent for the government authority, we record the taxes on a net basis through the condensed consolidated balance sheets.
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
(c) Accounts Receivable
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
In determining the income tax provision, a reserve for uncertain tax positions is established unless management determines that such positions are more likely than not to be sustained upon examination by the taxing authorities, based on their merits.  There is considerable judgment involved in determining whether positions taken on the Company’s tax return are more likely than not to be sustained.
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
(f) Interest Rate Swap Agreements
In the third quarter of 2013, the Company entered into interest rate swap agreements. For further information regarding these interest rate swap agreements, see note (7) "Interest Rate Swap Agreements." The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. The Company records its interest rate swaps on the condensed consolidated balance sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test.
(3) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which is intended to improve the implementation guidance on principal versus agent considerations. The new pronouncements will be effective for annual and interim periods beginning on or after December

15, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. The Company is evaluating the potential impact of these pronouncements and the Company's method of adoption.
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
In February 2016, the FASB issued ASU 2016-02, Leases, whereby, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Companies may not apply a full retrospective transition approach. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. The Company is evaluating the potential impact of this pronouncement.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including, but not limited to: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. The Company is evaluating the potential impact of this pronouncement.
(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(5) Income Taxes
The Company recorded tax expense on the pre-tax net income for the three months ended March 31, 2016 of $8.0 million and tax expense on the pre-tax net loss for the three months ended March 31, 2015 of $0.9 million, which equates to an effective tax rate of 30.1% and (2.0)%, respectively, by applying the projected full year effective rate. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. Since the first quarter of 2015 resulted in a pre-tax net loss, the application of the annual effective tax rate resulted in tax expense.
Deferred Income Taxes
At March 31, 2016, the Company had gross federal NOL carryforwards of $274.4 million. The Company's remaining federal NOL carryforwards will expire from 2019 to 2036. At March 31, 2016, the Company had a net, after attribute reduction, state NOL deferred tax asset of $12.0 million. The Company's remaining state NOL carryforwards will expire from 2016 to 2036; the amount that will expire in 2016 is negligible. At March 31, 2016, the Company had no alternative minimum tax credit carryover and had $5.1 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States of America federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At March 31, 2016 and December 31, 2015, the Company established a valuation allowance against its deferred tax assets of $25.0 million and $25.1 million, respectively, which consist of a $17.7 million and $14.7 million federal allowance, respectively, and a $7.3 million and $10.4 million state allowance, respectively.

Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States of America federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. Based solely on statutes of limitations, the Company would not be subject to United States of America federal, state and local, or non-United States of America income tax examinations by tax authorities for years prior to 2011. However, tax years prior to 2011 may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those years are utilized in the future. As of March 31, 2016 and December 31, 2015, the Company does not have any significant jurisdictional income tax audits.
(6) Long-term Debt
Long-term debt for the Company at March 31, 2016 and December 31, 2015 is shown below (in thousands):

	March 31, 2016	December 31, 2015
Term Loan, due 2019 (weighted average rate of 7.50%)	$620,800	$622,400
Discount on Term Loan (a)	(10,338)	(11,138)
Debt issuance costs	(4,396)	(4,717)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	906,066	906,545
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$899,666	$900,145

(a)
The $10.3 million and $11.1 million discount on the Term Loan (as defined below) as of March 31, 2016 and December 31, 2015, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of March 31, 2016, the Company had $61.1 million, net of $13.9 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the four years subsequent to March 31, 2016 are as follows (in thousands):

Trailing twelve months ending March 31,	Balance Due
2017	$6,400
2018	6,400
2019	608,000
Thereafter	300,000
Total long-term debt, including current portion	$920,800
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
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the Term Loan in a principal amount of $1.6 million during the term of the Credit Agreement. In addition, mandatory repayments are required under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required for prepayments made after February 14, 2016.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of March 31, 2016, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
Notes redeemed after February 15, 2016 and prior to February 15, 2017 may be redeemed at 104.375% of the aggregate principal amount; Notes redeemed on or after February 15, 2017 and prior to February 15, 2018 may be redeemed at 102.188% of the aggregate principal amount; and Notes redeemed on or after February 15, 2018 may be redeemed at their par value.
The holders of the Notes have the ability to require FairPoint Communications to repurchase all or any part of the Notes if FairPoint Communications experiences certain kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2016, FairPoint Communications was in compliance with all covenants under the Indenture.
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
In the third quarter of 2013, the Company entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period. Such swaps became effective on September 30, 2015 and mature on September 30, 2017. Each respective swap agreement requires the Company to pay a fixed rate of 2.665% and provides that the Company will receive a variable rate based on the three month LIBOR rate subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to the Company are net settled with the respective counterparties on the last business day of each fiscal quarter.
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 is shown below (in thousands):

	As of March 31, 2016
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,388
Interest rate swaps, Long-term	Other long-term liabilities	$1,011

	As of December 31, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,375
Interest rate swaps, Long-term	Other long-term liabilities	$1,232
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2016 and 2015 is shown below (in thousands):

	Amount Recognized in Interest Expense (Pre-Tax)		Amount of Loss/(Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Interest rate swaps	$609	$—	$(208)	$817

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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended March 31, 2016 or 2015.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of March 31, 2016, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,388	$—
Interest rate swaps, Long-term (a)	$—	$1,011	$—
As of December 31, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,375	$—
Interest rate swaps, Long-term (a)	$—	$1,232	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$610,462	$614,592	$611,262	$616,954
Notes, 8.75%, due 2019	300,000	285,000	300,000	295,500
Total	$910,462	$899,592	$911,262	$912,454

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet dates, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $10.3 million and $11.1 million as of March 31, 2016 and December 31, 2015, respectively.
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
Two of the Company's collective bargaining agreements in northern New England were ratified on February 22, 2015. The respective collective bargaining agreements expire in August 2018. Active represented employees as of February 22, 2015 are eligible for benefits in accordance with the respective plan documents and contractual obligations in the ratified collective bargaining agreements.
The remaining unrecognized prior service credit for the represented employees pension plan recorded in accumulated other comprehensive income of $37.1 million as of December 31, 2015 is being amortized over 10.82 years. As of December 31, 2015, $306.8 million of the remaining unrecognized net prior service credit and $81.9 million of the remaining unrecognized net actuarial loss for post-employment benefits recorded in accumulated other comprehensive income are being amortized in 2016.
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
Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Qualified Pension Plans	Post- employment Benefit Plans	Qualified Pension Plans	Post- employment Benefit Plans
Service cost	$1,593	$41	$3,346	$4,355
Interest cost	3,821	1,008	3,811	4,665
Expected return on plan assets	(3,834)	—	(3,565)	—
Amortization of actuarial loss	1,349	31,704	1,855	15,036
Amortization of prior service cost	(761)	(88,017)	(344)	(35,976)
Net periodic benefit cost	2,168	(55,264)	5,103	(11,920)
Less capitalized portion	(132)	—	(81)	—
Other post-employment benefit and pension expense	$2,036	$(55,264)	$5,022	$(11,920)
Return on Plan Assets. For the three months ended March 31, 2016 and 2015, the actual return on the pension plan assets were annualized gains of approximately 3.5% and 10.4%, respectively. Net periodic benefit cost for 2016 assumes a weighted average annualized expected return on plan assets of approximately 7.8%.
Contributions and Benefit Payments. During the three months ended March 31, 2016, the Company funded benefit payments of $1.4 million under its post-employment benefit plans. The Company did not make any contributions to its Company-sponsored qualified defined benefit pension plans during the three months ended March 31, 2016.
(10) Accumulated Other Comprehensive Income
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2016
Employee benefits:
Amortization of actuarial loss (.65 years to 11.47 years) (a)	$33,053
Amortization of net prior service credit (.87 years to 23.91 years) (a)	(88,778)
Total employee benefits reclassified from accumulated other comprehensive income	(55,725)
Tax benefit (b)	19,225
Total employee benefits reclassified from accumulated other comprehensive income, net	$(36,500)

Interest rate swaps:
Interest rate swaps reclassified from accumulated other comprehensive income (c)	$609
Tax benefit (b)	(245)
Total interest rate swaps reclassified from accumulated other comprehensive income, net	$364

Total amounts reclassified from accumulated other comprehensive income, net	$(36,136)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.

(b)	See note (5) "Income Taxes" for details.

(c)	These accumulated other comprehensive income components are included in interest expense. See note (7) "Interest Rate Swap Agreements" for details.
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
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 214,094 and 240,379 for the three months ended March 31, 2016 and 2015, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.
Potentially dilutive shares exclude warrants and stock options in accordance with the treasury stock method primarily due to exercise prices exceeding the average market value. Since the Company incurred a loss for the three months ended March 31, 2015, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Weighted average number of common shares used for basic earnings per share	26,811,697	26,588,440
Effect of potential dilutive shares	307,184	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	27,118,881	26,588,440
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	3,893,270	4,491,463

(12) Stockholders' Deficit
At March 31, 2016, 37,500,000 shares of common stock were authorized and 27,065,799 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants may be exercised at any time on or before January 24, 2018.
(13) Commitments and Contingencies
(a) Legal Proceedings
From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company's management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.
Notwithstanding the foregoing, the Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who as plaintiffs have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. These cases have all been consolidated and transferred to federal district court (the "Court") in Dallas, Texas. The defendants filed joint motions to dismiss these actions. On November 17, 2015, the Court granted the defendants' motions dismissing the plaintiffs' federal law based claims with prejudice. The state law based claims were also dismissed without prejudice as the Court also granted the plaintiffs leave to amend and refile their state law based claims by May 16, 2016. The Court has denied the plaintiffs' request for an immediate appeal. Counterclaims against the plaintiffs for the failure to pay these access charges have been filed. At this time, an estimate of the impact, if any, of these claims cannot be made.
(b) Restricted Cash
As of March 31, 2016 and December 31, 2015, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the condensed consolidated balance sheets.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" contained in the 2015 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in the following sections:
•Overview
•Executive Summary
•Labor Matters
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•New Accounting Standards

Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, hosted PBX, managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of March 31, 2016, we operated with approximately 311,000 broadband subscribers, approximately 14,800 Ethernet circuits and approximately 398,000 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of March 31, 2016, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
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
We believe that our extensive fiber network, with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in northern New England and approximately 1,300 cellular communications towers currently served with fiber, puts us in an excellent position to serve the cellular backhaul needs in our markets. We further believe the bandwidth needs of cellular backhaul will grow with the continued adoption of bandwidth-intensive technology. As a result, we expect to see wireless carriers developing new technologies as demand increases on existing fiber-connected towers, including the use of "small cell" architecture. By satisfying additional demand for bandwidth, both traditionally and through new and evolving technology, we expect to partially offset the decline we have seen, and expect to continue to see, in legacy wholesale offerings, including TDM transport services, DS1s, DS3s and wholesale switched access.
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
Labor Matters
Two of our collective bargaining agreements in northern New England were ratified on February 22, 2015 by their respective unions. Members of these two labor unions initiated a work stoppage on October 17, 2014 and returned to work on February 25, 2015. The respective collective bargaining agreements expire in August 2018. For the three months ended March 31, 2015, we recognized $49.5 million of labor negotiation related expenses primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses. See note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report for further information as well as "Results of Operations" herein.
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
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory and Legislative" in our 2015 Annual Report. The impact of these changes for 2016 is described further below. However, in the long run, we are uncertain of the ultimate impact as federal and state regulations continue to evolve.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. As of March 31, 2016, the FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support was considered transitional funding while the FCC developed its CAF Phase II program. FCC rules required that if we continued receiving CAF Phase I frozen support beyond 2012, which we have, we did have specific broadband spending obligations starting in 2013, which we have met. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." According to the FCC rules, in 2014, we were required to spend, and did spend, two-thirds of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." For the CAF Phase I frozen support we receive, this spending obligation increased to 100% of the frozen support received in 2015 and subsequent years to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We were in compliance with the 2015 spending obligation and continue to be in compliance for 2016.
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
For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. As of March 31, 2016, the FCC has not yet adopted final rules governing the competitive bidding process.
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
As prescribed by the FCC’s transitional plan and the transitional funding calculation, we have recognized or expect to recognize transitional funding, in addition to the $37.4 million annual CAF Phase II funding, based on the following schedule:

•	January 1, 2015 - July 31, 2015: $824,000 per month in transitional funding (recognized in the third quarter of 2015)

•	August 1, 2015 - July 31, 2016: $618,000 per month in transitional funding

•	August 1, 2016 - July 31, 2017: $412,000 per month in transitional funding

•	August 1, 2017 - July 31, 2018: $206,000 per month in transitional funding

•	August 1, 2018 and after: no transitional funding
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
Vermont Incentive Regulation Plan
Effective April 6, 2016, we entered into an Incentive Regulation Plan ("IRP") governing our Vermont service territory within our northern New England operations. The IRP includes retail service quality reporting requirements. The new IRP is similar to our previous IRP which expired on April 5, 2016 and we believe the IRP has allowed our northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers seeking basic voice services in areas where competition may not be adequate. This IRP allows the same regulatory flexibility in our Telecom Group retail operations in Vermont and is scheduled to expire on December 31, 2019.  On August 10, 2015, we concluded a retail service quality investigation by entering into a Memorandum of Understanding ("MOU") between us and the Vermont Department of Public Service ("VDPS"), which was approved by the Vermont Public Service Board ("VPSB") on December 18, 2015. In accordance with the August 10, 2015 MOU and the December 18, 2015 VPSB Order, on February 16, 2016 we requested the VPSB to open a new investigation to evaluate the appropriateness of certain service quality metrics and to determine whether customer service quality metrics should apply in the future to customers with access to an alternative telecommunications provider. Any outcome from this investigation will be incorporated into the new IRP, if necessary.
Legislation for Maine and New Hampshire
Effective August 10, 2012, the New Hampshire legislature enacted Chapter 177 (known as Senate Bill 48) ("SB 48") in its Session Laws of 2012. SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire Public Utilities Commission ("NHPUC") has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to wholesale obligations which arise from the Telecommunications Act, as well as certain obligations related to telephone poles and carrier of last resort responsibilities. In addition, we are not subject in New Hampshire to any retail SQI benchmark retail service quality penalties.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI penalties and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. As of March 31, 2016, there has been no further action.
During 2014, we filed a rate case with the MPUC seeking increases in rates for Provider of Last Resort ("POLR") customers and seeking Maine Universal Service Fund ("MUSF") support for unrecovered costs associated with our obligation to provide POLR service to high cost areas. The MPUC allowed increases to the end user POLR rates, but denied MUSF support to us.
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment. We reclassified regulatory funding revenue to a separate line item from voice services and access revenues for the three months ended March 31, 2015 to be consistent with our current period presentation.

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for operating metrics):

	Three Months Ended March 31,
	2016	2015
Revenues:
Voice services	$75,903	$83,294
Access	61,933	64,535
Data and Internet services	44,560	43,271
Regulatory funding	13,117	11,410
Other	11,303	11,464
Total revenues	206,816	213,974
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	105,039	134,381
Other post-employment benefit and pension expense	(53,228)	(6,898)
Selling, general and administrative expense, excluding depreciation and amortization	50,336	55,846
Depreciation and amortization	57,638	55,306
Reorganization related expense	—	7
Total operating expenses	159,785	238,642
Income/(loss) from operations	47,031	(24,668)
Other income/(expense):
Interest expense	(20,610)	(19,819)
Other, net	158	175
Total other expense	(20,452)	(19,644)
Income/(loss) before income taxes	26,579	(44,312)
Income tax (expense)/benefit	(8,011)	(901)
Net income/(loss)	$18,568	$(45,213)

	As of March 31,
Select Operating Metrics:	2016	2015

Broadband subscribers	311,323	316,640

Ethernet circuits	14,813	13,089

Residential voice lines	398,488	451,423
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. For the periods ended March 31, 2016 and 2015, residential voice lines in service decreased 11.7% and 12.4% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. The decline in residential voice lines in 2015 may have been partially due to the impact of the strike on service levels. Evolving competition, including reduced voice pricing from cable competitors as well as cellular adoption, has contributed to the decrease in residential voice lines. There are very few areas within our northern New England footprint where cable voice service and cellular are not alternatives for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses shifted from traditional voice products to our Ethernet or other advanced services. We expect the trend of decline in voice lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.

Effective June 1, 2015, the Performance Assurance Plan ("PAP") that was previously adopted in each of the states of Maine, New Hampshire and Vermont was retired and we began measuring and reporting certain wholesale local service performance results pursuant to the terms of a simplified measurement plan. The new plan, called the Wholesale Performance Plan ("WPP"), was developed collaboratively with CLECs over several years and was approved by the Maine, New Hampshire and Vermont regulatory commissions. Under the WPP, we are subject to significantly fewer performance criteria and our annual service penalty exposure was reduced from a maximum of $87 million to a maximum of $12 million ($4.75 million in each of Maine and New Hampshire and $2.5 million in Vermont). A portion of the service credits resulting from these commitments were recorded to voice services revenues; however, the majority were recorded to access revenues.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Local voice services revenues, excluding:	$(6.1)
Long distance services revenues	(1.5)
Decrease in accrual of PAP/WPP service credits (1)	0.2
Total change in voice services revenues	$(7.4)	(9)%

(1)
During the three months ended March 31, 2015, PAP/WPP service credits resulted in a decrease of $0.2 million to local voice services revenues. There was an insignificant amount of WPP service credits during the three months ended March 31, 2016.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. During the three months ended March 31, 2016 and 2015, wholesale Ethernet circuits grew by 17.2% and 39.1%, respectively. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable (of which approximately 17,000 miles are in Maine, New Hampshire and Vermont), including approximately 1,300 cellular communications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular communications towers when the business case presents itself. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
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

The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Carrier Ethernet services (1)	$0.3
Legacy access services (2)	(3.9)
Decrease in accrual of PAP/WPP service credits (3)	1.0
Total change in access revenues	$(2.6)	(4)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of March 31, 2016, we provide cellular transport on our fiber-based Ethernet network through over 1,900 fiber-to-the-tower connections compared to over 1,800 as of March 31, 2015.

(2)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.

(3)	During the three months ended March 31, 2016 and 2015, PAP/WPP service credits resulted in a decrease of $0.1 million and $1.1 million to access revenues, respectively.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the three months ended March 31, 2016 and 2015, retail Ethernet circuits grew by 8.1% and 19.2%, respectively. Our broadband subscribers decreased 1.7% and 4.0% during the three months ended March 31, 2016 and 2015, respectively, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Retail Ethernet services (1)	$(0.1)
Other data and Internet technology based services (2)	1.4
Total change in data and Internet services revenues	$1.3	3%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our fiber-based Ethernet network. During the three months ended March 31, 2016 and 2015, we recognized $10.1 million and $10.2 million, respectively, of retail Ethernet services revenues.

(2)	Includes all other services such as DSL, dial-up, high speed cable modem and wireless broadband.
Regulatory Funding Revenues
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding; CAF Phase I frozen support (for Kansas and Colorado until a reverse auction is completed); CAF funding under the CAF/ICC Order; and universal service fund support from certain states in which we operate. During the three months ended March 31, 2016 and 2015, we recognized $13.1 million and $11.4 million, respectively, of regulatory funding revenues. The year-over-year changes are primarily due to the transition CAF Phase II revenue we recognized during the three months ended March 31, 2016. CAF Phase II support revenue does not include any funding for Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2016 and is phased out through 2018.

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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Special purpose projects (1)	$0.1
Late payment fees (2)	(0.1)
Other (3)	(0.2)
Total change in other services revenues	$(0.2)	(1)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
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

	Three Months Ended March 31,
	2016	2015

Growth (1)
Broadband (1a)	$34.0	$33.1
Ethernet (1b)	23.6	22.9
Hosted and Advanced Services (1c)	3.8	3.0
Subtotal Growth	61.4	59.0
Growth as a % of Total Revenue	29.7%	27.6%

Convertible (2)
Non-Ethernet Special Access (2a)	18.2	21.1
Business Voice (2b)	30.5	33.3
Other Convertible (2c)	5.4	6.4
Subtotal Convertible	54.1	60.8
Convertible as a % of Total Revenue	26.2%	28.4%

Legacy (3)
Residential Voice (3a)	53.9	57.2
Switched Access and Other (3b)	17.7	20.0
Subtotal Legacy	71.6	77.2
Legacy as a % of Total Revenue	34.6%	36.1%

Regulatory funding (4)	13.1	11.4
Regulatory funding as a % of Total Revenue	6.3%	5.3%

Miscellaneous (5)	6.6	5.6
Miscellaneous as a % of Total Revenue	3.2%	2.6%

Total Revenue	$206.8	$214.0

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

The primary drivers of the year-over-year changes in the strategic revenue categorization for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (dollars in millions) were:

•	Growth revenue increased $2.4 million as we experienced growth in broadband revenue and Ethernet revenue, as well as hosted and advanced services revenue, compared to the first quarter of 2015.

•	Convertible revenue decreased $6.7 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased $5.6 million resulting from a decline in voice access lines and legacy switched access revenue versus a year ago.

•	Regulatory funding revenue increased $1.7 million primarily due to CAF Phase II transitional revenue in 2016.

•	Miscellaneous revenue increased $1.0 million due to higher service quality credits in the first quarter of 2015 during the strike.
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
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Employee expense (1)	$9.3
Labor negotiation related expense (2)	(41.5)
Severance expense (3)	0.7
Network and access expense (4)	2.8
Other (5)	(0.6)
Total change in cost of services and sales	$(29.3)	(22)%

(1)
For the three months ended March 31, 2016 and 2015, we recognized $47.9 million and $38.6 million, respectively, of employee expense as cost of services and sales. The increase for the three months ended March 31, 2016 compared to the comparable period of 2015 is primarily due to the work stoppage described in "Labor Matters" herein partially offset by a reduction in headcount.

(2)	Labor negotiation related expense is related primarily to contracted services incurred during the first quarter of 2015 as a result of the work stoppage described in "Labor Matters" herein.

(3)
For the three months ended March 31, 2016, we recognized $0.7 million of severance expense attributed to the reduction in our workforce. There was no severance expense recorded for the three months ended March 31, 2015.

(4)	Network and access expense was lower in the first quarter of 2015 primarily due to fewer material purchases due to the work stoppage described in "Labor Matters" herein.

(5)	Other cost of services and sales has decreased primarily due to lower back-office expenses.

Other Post-Employment Benefit and Pension Expense
We expect other post-employment benefit and pension expense to decrease in 2016 compared to 2015 as we continue to recognize a net benefit for the elimination of other post-employment benefits for active represented employees as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report, we expect to recognize a net benefit of approximately $167.2 million for other post-employment benefits expense and pension expense ratably over the remainder of 2016 from amortization of prior service credits and actuarial losses, absent any future events that require a remeasurement. Changes in discount rates and assumptions may impact the expense. We expect other post-employment benefits expense to increase once the prior service credit has been fully amortized.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension expense (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Other post-employment benefits expense (1)	$(43.3)
Pension expense (2)	(3.0)
Total change in other post-employment benefit and pension expense	$(46.3)	672%

(1)
The decrease in the net periodic benefit cost for the three months ended March 31, 2016 compared to the comparable period of 2015 for our other post-employment benefit plans is primarily attributable to the additional amortization of net prior service credits of $52.0 million partially offset by additional amortization expense of the net actuarial loss of $16.7 million in the first quarter of 2016 and decreases in service and interest costs resulting from the lower projected benefit obligation.

(2)
The decrease in the net periodic benefit cost for the three months ended March 31, 2016 compared to the comparable period of 2015 for our qualified pension plans is primarily attributable to a decrease in service cost from the reduction in the projected benefit obligation and additional amortization of the prior service credit, as well as lower amortization of actuarial losses.

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
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three Months Ended March 31, 2016 vs. March 31, 2015
	Increase (Decrease)%
Employee expense (1)	$4.6
Labor negotiation related expense (2)	(7.2)
Operating taxes	(0.9)
Bad debt expense (3)	(3.8)
Severance expense (4)	0.4
Other (5)	1.4
Total change in SG&A expense	$(5.5)	(10)%

(1)
For the three months ended March 31, 2016 and 2015, we recognized $27.9 million and $23.3 million, respectively, of employee expense in SG&A expense. The increase for the three months ended March 31, 2016 compared to the comparable period of 2015 is primarily attributable to the work stoppage described in "Labor Matters" herein.

(2)
Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses incurred during the first quarter of 2015.

(3)
For the three months ended March 31, 2016 and 2015, we recognized ($1.4) million and $2.4 million of bad debt expense, respectively. The first quarter of 2016 includes nonrecurring write-off recoveries.

(4)	For the three months ended March 31, 2016 and 2015, we recognized $0.7 million and $0.3 million of severance expense, respectively.

(5)	Increases in other expenses are primarily due to higher contracted services and advertising costs.
Depreciation and Amortization
Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets. We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. We expect our capital expenditures and depreciation expense to remain consistent in the coming years. We expect amortization expense to remain consistent throughout the remainder of our intangible assets' useful lives.
For the three months ended March 31, 2016 and 2015, we recognized $54.8 million and $52.5 million of depreciation expense, respectively. We recognized $2.8 million of amortization expense in each of the quarters ended March 31, 2016 and 2015, respectively.
Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended March 31,
	2016	2015
Credit Agreement Loans (as defined hereinafter)	$12.1	$12.2
Notes (as defined hereinafter)	6.6	6.6
Amortization of debt issue costs	0.3	0.3
Amortization of debt discount	0.8	0.7
Interest rate swap agreements	0.6	—
Other interest expense	0.2	—
Total interest expense	$20.6	$19.8
Interest expense increased $0.8 million (4%) in the three months ended March 31, 2016 as compared to the same period in 2015.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility (as defined hereinafter in "—Liquidity and Capital Resources—Debt". The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of March 31, 2016, we were party to interest rate swap agreements.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (6) "Long-term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded tax expense on the pre-tax net income for the three months ended March 31, 2016 of $8.0 million and tax expense on the pre-tax net loss for the three months ended March 31, 2015 of $0.9 million, which equates to an effective tax rate of 30.1% and (2.0)%, respectively, by applying the projected full year effective rate. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to tax expense related to state taxes. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. Since the first quarter of 2015 resulted in a pre-tax net loss, the application of the annual effective tax rate resulted in tax expense.

Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, management believes the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Management believes earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude the effect of items that are further described below ("Adjusted EBITDA"), provides a useful measure of covenant compliance and Unlevered Free Cash Flow may be useful to investors in assessing the Company's ability to generate cash and meet its debt service requirements. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income/(loss) is provided in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income/(loss)	$18,568	$(45,213)
Income tax (benefit)/expense	8,011	901
Interest expense	20,610	19,819
Depreciation and amortization	57,638	55,306
Pension expense (1a)	2,036	5,111
Other post-employment benefits expense (1a)	(55,264)	(12,008)
Compensated absences (1b)	6,287	12,237
Severance	1,459	358
Reorganization costs (1c)	—	7
Other non-cash items, net (1d)	2,694	2,733
Labor negotiation related expense (1e)	—	49,528
All other allowed adjustments, net (1e)	(88)	(99)
Adjusted EBITDA (1)	61,951	88,680
Estimated Avoided Costs (2)	—	(27,000)
Adjusted EBITDA minus Estimated Avoided Costs	$61,951	$61,680

Adjusted EBITDA (1)	$61,951	$88,680
Pension contributions	—	(1,200)
Other post-employment benefits payments	(1,414)	(1,149)
Capital expenditures	(25,880)	(26,430)
Unlevered Free Cash Flow (3)	34,657	59,901
Estimated Avoided Costs (2)	—	(27,000)
Unlevered Free Cash Flow minus Estimated Avoided Costs	$34,657	$32,901

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net income/(loss) for interest, income taxes, depreciation and amortization, in addition to:
(a)the add-back of aggregate pension and other post-employment benefits expense,
(b)the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
(c)the add-back of costs related to the reorganization, including professional fees for advisors and consultants,
(d)the add-back of other non-cash items, including stock compensation expense, except to the extent they will require a cash payment in a future period, and
(e)the add-back (or subtraction) of other items, including facility and office closures, labor negotiation related expenses (including losses related to disruption of operations), non-cash gains/losses and non-operating dividend and interest income and other extraordinary gains/losses.
(2) See paragraphs preceding the table above for information regarding the calculation of this non-GAAP measure.
(3) Unlevered Free Cash Flow refers to Adjusted EBITDA minus capital expenditures, cash pension contributions and other post-employment benefits cash payments.
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

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We may from time to time seek to purchase our outstanding debt and/or equity through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We were in compliance with the maintenance covenants contained in the Credit Agreement (as defined hereinafter in "Debt--February 2013 Refinancing") through March 31, 2016 and expect to remain in compliance for the remainder of 2016.
Cash Flows
Cash at March 31, 2016 totaled $23.1 million compared to $26.6 million at December 31, 2015, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the three months ended March 31, 2016, the change in net cash was due to cash flows from operations of $24.0 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2015 annual performance bonuses, partially offset by cash outflows for capital expenditures of $25.9 million. During the three months ended March 31, 2015, the change in net cash was due to cash outflows for capital expenditures of $26.4 million, partially offset by cash flows from operations of $0.8 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended March 31,
Net cash flows provided by (used in):	2016	2015
Operating activities	$24.0	$0.8
Investing activities	(25.7)	(26.2)
Financing activities	(1.8)	(1.8)
Net increase/(decrease) in cash	$(3.5)	$(27.2)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the three months ended March 31, 2016 increased $23.2 million compared to the same period in 2015, primarily due to lower labor negotiation related expenses and lower operating expenses, as well as lower cash pension contributions partially offset by a reduction in revenues.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2016 decreased $0.5 million compared to the same period in 2015. Capital expenditures were $25.9 million and $26.4 million for the three months ended March 31, 2016 and 2015, respectively.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2016 was consistent with the comparable period in 2015.
Pension Contributions and Post-Employment Benefit Plan Expenditures
During the three months ended March 31, 2016, we funded benefit payments of $1.4 million under our post-employment benefit plans. We did not make any contributions to our Company-sponsored qualified defined benefit pension plans during the three months ended March 31, 2016.
On August 8, 2014, the Highway and Transportation Funding Act (the "Act") was signed into law. This Act contained a pension funding stabilization provision which allows pension plan sponsors to use higher discount rate assumptions when determining the funded status and, accordingly, the funding obligations for its pension plans. The provisions of the Act will result in our 2016 minimum required pension plan contribution being lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term minimum required contributions will be less than they otherwise would have been without the passage of this Act and will increase in the medium to long-term.
In 2016, we expect our aggregate cash pension contributions and cash post-employment benefit payments to be approximately $20 million. Contributions to our qualified defined pension plans in 2016 are expected to exceed the minimum funding requirements under the Pension Protection Act of 2006. See "Item 1A. Risk Factors in our 2015 Annual Report —The amount we are required to contribute to our qualified pension plans and post-employment benefit plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."

Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the three months ended March 31, 2016, our net capital expenditures totaled $25.9 million, compared to $26.4 million during the comparable period in 2015. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand. In 2016, capital expenditures are expected to be between $115 million to $120 million. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of March 31, 2016, we had $61.1 million, net of $13.9 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit

Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the three months ended March 31, 2016.
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
Notes redeemed after February 15, 2016 and prior to February 15, 2017 may be redeemed at 104.375% of the aggregate principal amount; Notes redeemed on or after February 15, 2017 and prior to February 15, 2018 may be redeemed at 102.188% of the aggregate principal amount; and Notes redeemed on or after February 15, 2018 may be redeemed at their par value.
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
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015 we had $13.9 million and $14.2 million, respectively, in outstanding letters of credit under the Revolving Facility and $4.0 million and $4.0 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets.
Critical Accounting Policies and Estimates
Our critical accounting policies are as follows:
•Revenue recognition;
•Allowance for doubtful accounts;
•Accounting for qualified pension and other post-employment benefits;
•Accounting for income taxes;
•Depreciation of property, plant and equipment;
•Stock-based compensation; and
•Valuation of long-lived assets and indefinite-lived intangible assets.
There have been no material changes to our critical accounting policies described in the 2015 Annual Report.

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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of March 31, 2016, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of March 31, 2016, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements became effective on September 30, 2015. Accordingly, on March 31, 2016, only $450.8 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of March 31, 2016, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.5 million on an annual basis.
For further information regarding the Credit Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note (6) "Long-Term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to certain participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liabilities and, if applicable, the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of our pension plans and we may be required to make larger contributions to our pension plans than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report. For activity in our qualified pension plan assets, see note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2015 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2016 - January 31, 2016	10,039 (1)	$14.78	—	N/A
February 1, 2016 - February 29, 2016	—	—	—	N/A
March 1, 2016 - March 31, 2016	—	—	—	N/A
(1) Represents shares delivered to the Company by Company employees upon the vesting of restricted stock for the funding of the recipient's tax withholding obligations.
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

FAIRPOINT COMMUNICATIONS, INC.

Date:	May 4, 2016	By:	/s/ Ajay Sabherwal
		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By-Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1
Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period Beginning January 1, 2016 for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(6)

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.

(6)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2015.