Form 10-Q
period 2016-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2016-08-03
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 29, 2016, there were 27,050,972 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Cash	$41,116	$26,560
Accounts receivable (net of $4.6 million and $8.3 million allowance for doubtful accounts, respectively)	61,281	60,136
Prepaid expenses	26,536	24,410
Other current assets	3,650	5,030
Total current assets	132,583	116,136
Property, plant and equipment (net of $1,377.6 million and $1,281.2 million accumulated depreciation, respectively)	1,064,630	1,118,781
Intangible assets (net of $59.8 million and $54.3 million accumulated amortization, respectively)	78,379	83,879
Restricted cash	652	651
Other assets	3,012	3,079
Total assets	$1,279,256	$1,322,526

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	1,110	918
Accounts payable	28,861	28,157
Claims payable and estimated claims accrual	—	216
Accrued interest payable	9,983	9,983
Accrued payroll and related expenses	24,361	24,753
Other accrued liabilities	52,139	49,802
Total current liabilities	122,854	120,229
Capital lease obligations	1,269	1,223
Accrued pension obligations	149,911	150,562
Accrued post-employment benefit obligations	93,545	94,042
Deferred income taxes, net	17,335	35,075
Other long-term liabilities	18,822	22,739
Long-term debt, net of current portion	899,206	900,145
Total long-term liabilities	1,180,088	1,203,786
Total liabilities	1,302,942	1,324,015
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 27,050,600 and 26,921,066 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	271	269
Additional paid-in capital	525,377	521,842
Retained deficit	(659,709)	(707,592)
Accumulated other comprehensive income	110,375	183,992
Total stockholders’ deficit	(23,686)	(1,489)
Total liabilities and stockholders’ deficit	$1,279,256	$1,322,526

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months ended June 30, 2016 and 2015
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$206,557	$214,098	$413,373	$428,072
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	93,302	97,968	198,341	232,349
Other post-employment benefit and pension expense	(53,486)	(52,460)	(106,714)	(59,358)
Selling, general and administrative expense, excluding depreciation and amortization	49,440	53,434	99,776	109,280
Depreciation and amortization	55,105	55,818	112,743	111,124
Reorganization related expense	—	20	—	27
Total operating expenses	144,361	154,780	304,146	393,422
Income from operations	62,196	59,318	109,227	34,650
Other income/(expense):
Interest expense	(20,583)	(19,974)	(41,193)	(39,793)
Other, net	95	97	253	272
Total other expense	(20,488)	(19,877)	(40,940)	(39,521)
Income/(loss) before income taxes	41,708	39,441	68,287	(4,871)
Income tax (expense)/benefit	(12,393)	824	(20,404)	(77)
Net income/(loss)	$29,315	$40,265	$47,883	$(4,948)

Weighted average shares outstanding:
Basic	26,858	26,655	26,835	26,622
Diluted	27,084	27,025	27,071	26,622

Income/(loss) per share, basic	$1.09	$1.51	$1.78	$(0.19)

Income/(loss) per share, diluted	$1.08	$1.49	$1.77	$(0.19)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three and Six Months ended June 30, 2016 and 2015
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss)	$29,315	$40,265	$47,883	$(4,948)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $(0.2) million, $0.1 million, $(0.3) million and $0.4 million tax (expense)/benefit, respectively)	274	(135)	398	(623)
Qualified pension and post-employment benefit plans (net of $18.5 million, $0 million, $37.7 million and $0 million tax benefit, respectively)	(37,515)	(55,691)	(74,015)	615,334
Total other comprehensive income/(loss)	(37,241)	(55,826)	(73,617)	614,711
Comprehensive income/(loss)	$(7,926)	$(15,561)	$(25,734)	$609,763

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Six Months Ended June 30, 2016
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2015	26,921	$269	$521,842	$(707,592)	$183,992	$(1,489)
Net income	—	—	—	47,883	—	47,883
Stock-based compensation issued, net	130	2	(382)	—	—	(380)
Stock-based compensation expense	—	—	3,917	—	—	3,917
Interest rate swaps other comprehensive income before reclassifications	—	—	—	—	(329)	(329)
Interest rate swaps reclassified from accumulated other comprehensive income	—	—	—	—	727	727
Employee benefits reclassified from accumulated other comprehensive income	—	—	—	—	(74,015)	(74,015)
Balance at June 30, 2016	27,051	$271	$525,377	$(659,709)	$110,375	$(23,686)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(Unaudited) (in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income/(loss)	$47,883	$(4,948)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	20,123	(678)
Provision for uncollectible revenue	(1,095)	4,065
Depreciation and amortization	112,743	111,124
Other post-employment benefits	(113,365)	(70,191)
Qualified pension	498	3,816
Stock-based compensation	3,917	4,109
Other non-cash items	2,509	2,066
Changes in assets and liabilities arising from operations:
Accounts receivable	(48)	1,605
Prepaid and other assets	(1,031)	4,089
Accounts payable and accrued liabilities	1,784	(24,480)
Accrued interest payable	—	(1)
Other assets and liabilities, net	(3,510)	(939)
Total adjustments	22,525	34,585
Net cash provided by operating activities	70,408	29,637
Cash flows from investing activities:
Net capital additions	(52,685)	(54,728)
Distributions from investments and proceeds from the sale of property and equipment	498	217
Net cash used in investing activities	(52,187)	(54,511)
Cash flows from financing activities:
Repayments of long-term debt	(3,200)	(3,200)
Restricted cash	(1)	—
Proceeds from exercise of stock options	9	13
Repayment of capital lease obligations	(473)	(378)
Net cash used in financing activities	(3,665)	(3,565)
Net change	14,556	(28,439)
Cash, beginning of period	26,560	37,587
Cash, end of period	$41,116	$9,148
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$9,904	$10,683
Acquisition of property and equipment by capital lease	713	748

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of June 30, 2016, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of June 30, 2016, the Company operated with approximately 311,000 broadband subscribers, approximately 15,100 Ethernet circuits and approximately 389,000 residential voice lines.
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
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: voice services, access (including pooling), certain Connect America Fund ("CAF") receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission ("PUC") or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other LECs. These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association ("NECA") or by the individual company and approved by the Federal Communications Commission (the "FCC"). On July 14, 2016, the FCC adopted a Declaratory Order that classifies switched access services provided by Incumbent LECs as non-dominant services. This change in classification will not impact rates or revenues as the rates continue to be subject to rules established for all access providers pursuant to the Intercarrier Compensation transition rules adopted in 2011.
Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to the customer and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the revenue from the covered services is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement or similar distribution methods. This distribution is based on individual state

PUCs' (intrastate) or the FCC's (interstate) approved settlement mechanisms, separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates.
On November 18, 2011, the FCC released its comprehensive landmark order to modify the nationwide system of universal support and the CAF/intercarrier compensation ("ICC") system (the "CAF/ICC Order"). Rule changes associated with the FCC's CAF/ICC Order impact the NECA interstate pooling, in that a portion of the Company's interstate Universal Service Fund ("USF") revenues, which are administered through the NECA pools and which prior to January 1, 2012 were based on costs, are now based on rules from the FCC's CAF/ICC Order, including CAF Phase II support where FairPoint accepted CAF Phase II support, continued CAF Phase I frozen support where FairPoint did not accept CAF Phase II support and CAF/ICC rules in states where FairPoint is eligible for such support under the ICC Transition Rules for price cap and rate-of-return carriers. FairPoint accepted CAF Phase II support in all states except Kansas and Colorado. The CAF Phase II revenue is being recognized on a straight-line basis, ratably over the six-year period in which the funding will be received. The accepted transition funding is being recognized monthly as received over the three-year transition period ending in July 2018. The Company is required to meet certain interim milestones over the six-year period of CAF Phase II and the Company performs a quarterly assessment of its progress.
Revenue from long distance switched retail and wholesale services can be recurring due to coverage under an unlimited calling plan or can be usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
As of June 30, 2016 and December 31, 2015, unearned revenue of $19.5 million and $19.9 million, respectively, was included in other accrued liabilities and unearned revenue of $5.9 million and $7.6 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company generally requires customers to pay for ancillary special projects in advance. As of June 30, 2016 and December 31, 2015, customer deposits of $2.8 million and $2.1 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI benchmarks and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. As of June 30, 2016, there has been no further action. Penalties, if any, would be recorded as a reduction to revenue.
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

(3) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The accounting guidance defines how companies report revenues from contracts with customers and also requires enhanced disclosures. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition. The new pronouncements will be effective for annual and interim periods beginning on or after December 15, 2017 and allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. The Company is evaluating the potential impact of these pronouncements and the Company's method of adoption.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 with early adoption permitted. The Company is evaluating the potential impact of this pronouncement.
(4) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.

(5) Income Taxes
The Company recorded tax expense on the pre-tax net income for the three months ended June 30, 2016 of $12.4 million and tax benefit on the pre-tax net income for the three months ended June 30, 2015 of $0.8 million, which equates to an effective tax rate of 29.7% and (2.1)%, respectively, by applying the projected full year effective rate. Tax expense of $20.4 million on the pre-tax net income for the six months ended June 30, 2016 and tax expense of $0.1 million on the pre-tax net loss for the six months ended June 30, 2015 equates to an effective tax rate of 29.9% and (1.6)%, respectively, by applying the projected full year effective rate. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes.
Deferred Income Taxes
At June 30, 2016, the Company had gross federal NOL carryforwards of $283.2 million. The Company's remaining federal NOL carryforwards will expire from 2019 to 2036. At June 30, 2016, the Company had a net, after attribute reduction, state NOL deferred tax asset of $12.0 million. The Company's remaining state NOL carryforwards will expire from 2016 to 2036; the amount that will expire in 2016 is negligible. At June 30, 2016, the Company had no alternative minimum tax credit carryover and had $5.1 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States of America federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At June 30, 2016 and December 31, 2015, the Company established a valuation allowance against its deferred tax assets of $23.8 million and $25.1 million, respectively, which consist of a $17.1 million and $14.7 million federal allowance, respectively, and a $6.7 million and $10.4 million state allowance, respectively.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States of America federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. Based solely on statutes of limitations, the Company would not be subject to United States of America federal, state and local, or non-United States of America income tax examinations by tax authorities for years prior to 2011. However, tax years prior to 2011 may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those years are utilized in the future. As of June 30, 2016 and December 31, 2015, the Company does not have any significant jurisdictional income tax audits.

(6) Long-term Debt
Long-term debt for the Company at June 30, 2016 and December 31, 2015 is shown below (in thousands):

	June 30, 2016	December 31, 2015
Term Loan, due 2019 (weighted average rate of 7.50%)	$619,200	$622,400
Discount on Term Loan (a)	(9,524)	(11,138)
Debt issuance costs	(4,070)	(4,717)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	905,606	906,545
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$899,206	$900,145

(a)
The $9.5 million and $11.1 million discount on the Term Loan (as defined below) as of June 30, 2016 and December 31, 2015, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of June 30, 2016, the Company had $60.2 million, net of $14.8 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan (as defined below), for each of the four years subsequent to June 30, 2016 are as follows (in thousands):

Trailing twelve months ending June 30,	Balance Due
2017	$6,400
2018	6,400
2019	606,400
Thereafter	300,000
Total long-term debt, including current portion	$919,200
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
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of June 30, 2016, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of June 30, 2016, FairPoint Communications was in compliance with all covenants under the Indenture.
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
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 is shown below (in thousands):

	As of June 30, 2016
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,391
Interest rate swaps, Long-term	Other long-term liabilities	$550

	As of December 31, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,375
Interest rate swaps, Long-term	Other long-term liabilities	$1,232
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three and six months ended June 30, 2016 and 2015 is shown below (in thousands):

	Amount Recognized in Interest Expense (Pre-Tax)				Amount of Loss/(Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Interest rate swaps	$608	$—	$1,216	$—	$(459)	$226	$(666)	$1,043

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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended June 30, 2016 or 2015.

The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of June 30, 2016, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,391	$—
Interest rate swaps, Long-term (a)	$—	$550	$—
As of December 31, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,375	$—
Interest rate swaps, Long-term (a)	$—	$1,232	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$609,676	$617,652	$611,262	$616,954
Notes, 8.75%, due 2019	300,000	294,750	300,000	295,500
Total	$909,676	$912,402	$911,262	$912,454

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet dates, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $9.5 million and $11.1 million as of June 30, 2016 and December 31, 2015, respectively.
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
Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Qualified Pension Plans	Post- employment Benefit Plans	Qualified Pension Plans	Post- employment Benefit Plans
Service cost	$1,593	$41	$1,823	$62
Interest cost	3,821	1,008	3,633	1,013
Expected return on plan assets	(3,834)	—	(3,658)	—
Amortization of actuarial loss	1,349	31,704	1,886	32,838
Amortization of prior service cost	(761)	(88,259)	(863)	(89,550)
Plan settlement	—	—	607	—
Net periodic benefit cost	2,168	(55,506)	3,428	(55,637)
Less capitalized portion	(148)	—	(251)	—
Other post-employment benefit and pension expense	$2,020	$(55,506)	$3,177	$(55,637)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Qualified Pension Plans	Post- employment Benefit Plans	Qualified Pension Plans	Post- employment Benefit Plans
Service cost	$3,185	$82	$5,169	$4,417
Interest cost	7,641	2,016	7,444	5,678
Expected return on plan assets	(7,668)	—	(7,223)	—
Amortization of actuarial loss	2,698	63,407	3,741	47,874
Amortization of prior service cost	(1,521)	(176,275)	(1,207)	(125,526)
Plan settlement	—	—	607	—
Net periodic benefit cost	4,335	(110,770)	8,531	(67,557)
Less capitalized portion	(279)	—	(332)	—
Other post-employment benefit and pension expense	$4,056	$(110,770)	$8,199	$(67,557)
Return on Plan Assets. For the three months ended June 30, 2016 and 2015, the actual return on the pension plan assets were annualized gains/(losses) of approximately 7.6% and (0.7)%, respectively and 7.4% and 1.9% for the six months ended June 30, 2016 and 2015, respectively.
Contributions and Benefit Payments. During the six months ended June 30, 2016, contributions of $3.8 million were made to the Company-sponsored qualified defined benefit pension plans and the Company funded benefit payments of $2.6 million under its post-employment benefit plans.
(10) Accumulated Other Comprehensive Income
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Employee benefits:
Amortization of actuarial loss (.65 years to 11.47 years) (a)	$33,053	$66,105
Amortization of net prior service credit (.87 years to 23.91 years) (a)	(89,020)	(177,796)
Total employee benefits reclassified from accumulated other comprehensive income	(55,967)	(111,691)
Tax benefit	18,452	37,676
Total employee benefits reclassified from accumulated other comprehensive income, net	$(37,515)	$(74,015)

Interest rate swaps:
Interest rate swaps reclassified from accumulated other comprehensive income (b)	$608	$1,216
Tax expense	(245)	(489)
Total interest rate swaps reclassified from accumulated other comprehensive income, net	$363	$727

Total amounts reclassified from accumulated other comprehensive income, net	$(37,152)	$(73,288)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.

(b)	These accumulated other comprehensive income components are included in interest expense. See note (7) "Interest Rate Swap Agreements" for details.
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
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 198,459 and 235,981 for the three months ended June 30, 2016 and 2015, respectively and 206,276 and 238,168 for the six months ended June 30, 2016 and 2015, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.
Potentially dilutive shares exclude warrants and stock options in accordance with the treasury stock method primarily due to exercise prices exceeding the average market value. Since the Company incurred a loss for the six months ended June 30, 2015, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares used for basic earnings per share	26,858,029	26,654,518	26,834,863	26,621,662
Effect of potential dilutive shares	225,483	370,843	235,815	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	27,083,512	27,025,361	27,070,678	26,621,662
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	5,764,994	4,246,924	5,837,675	4,487,876

(12) Stockholders' Deficit
At June 30, 2016, 37,500,000 shares of common stock were authorized and 27,050,600 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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
Notwithstanding the foregoing, the Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who as plaintiffs have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. These cases have all been consolidated and transferred to federal district court (the "Court") in Dallas, Texas. The defendants filed joint motions to dismiss these actions. On November 17, 2015, the Court granted the defendants' motions dismissing the plaintiffs' federal law based claims with prejudice. The state law based claims were allowed to be amended and refiled. The Court has denied the plaintiffs' request for an immediate appeal of the dismissal of the federal law based claims. Counterclaims against the plaintiffs for the failure to pay these access charges have been filed. The Company and some of the co-defendants have filed lawsuits against a third long distance communications company for the failure to pay this same type of access charge. These additional lawsuits have also been consolidated and transferred to the Court. At this time, an estimate of the impact, if any, of these claims cannot be made.
(b) Restricted Cash
As of June 30, 2016 and December 31, 2015, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the condensed consolidated balance sheets.
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates

•New Accounting Standards
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, hosted PBX, managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of June 30, 2016, we operated with approximately 311,000 broadband subscribers, approximately 15,100 Ethernet circuits and approximately 389,000 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of June 30, 2016, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
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
Labor Matters
Two of our collective bargaining agreements in northern New England were ratified on February 22, 2015 by their respective unions. Members of these two labor unions initiated a work stoppage on October 17, 2014 and returned to work on February 25, 2015. The respective collective bargaining agreements expire in August 2018. For the three and six months ended June 30, 2015, we recognized $(0.9) million and $48.7 million of labor negotiation related expenses, respectively, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses. See note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report for further information as well as "Results of Operations" herein.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. As of June 30, 2016, the FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.

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
For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. As of June 30, 2016, the FCC has not yet adopted final rules governing the competitive bidding process.
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
Legislation for Maine and New Hampshire
Effective August 10, 2012, the New Hampshire legislature enacted Chapter 177 (known as Senate Bill 48) ("SB 48") in its Session Laws of 2012. SB 48 created a new class of telecommunications carriers known as "excepted local exchange carriers" ("ELECs") and our Northern New England operations qualify as an ELEC in New Hampshire. SB 48 essentially leveled the regulatory scheme imposed upon New Hampshire telecommunications carriers and states that the New Hampshire Public Utilities Commission ("NHPUC") has no authority to impose or enforce any obligation on a specific ELEC that also is not applicable to all other ELECs in New Hampshire except with respect to wholesale obligations which arise from the Communications Act, as well as certain obligations related to telephone poles and carrier of last resort responsibilities. In addition, we are not subject in New Hampshire to any retail SQI benchmark retail service quality penalties.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI penalties and has the authority to impose penalties of up to $500,000 per standard. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. As of June 30, 2016, there has been no further action.
During 2014, we filed a rate case with the MPUC seeking increases in rates for Provider of Last Resort ("POLR") customers and seeking Maine Universal Service Fund ("MUSF") support for unrecovered costs associated with our obligation to provide POLR service to high cost areas. The MPUC allowed increases to the end user POLR rates, but denied MUSF support to us.
On April 13, 2016, LD 466, An Act to Increase Competition and Ensure Robust information and Telecommunications Market, was passed into law and became effective on July 28, 2016. The new law removes the regulation on POLR service in the most competitive municipalities on a phased in approach. The seven largest municipalities will be deregulated effective August 28, 2016 (the POLR rate is grandfathered for one year), followed by five communities every six months until reaching a total of 22. These 22 municipalities represent approximately one third of the population and POLR customers. LD 466 provides a path forward for additional municipalities to be deregulated upon petitioning the PUC. Also included in the law is the removal of POLR tariffs statewide.

Reporting of service quality will be required only in the areas of the state where POLR is still required and will be filed and treated as confidential. The number of SQI reporting metrics has been reduced to four and the benchmarks are set in statute. The commission shall investigate any failure to meet a service quality requirement. If the commission concludes after investigation that the failure to meet a service quality requirement is due to factors within the control of the price cap ILEC, the commission shall, by order, direct the price cap ILEC to take such steps as the commission determines necessary to meet the requirement. If the provider fails to comply with the commission's order, the commission shall impose a penalty in an amount sufficient to ensure compliance with that order.
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment. We reclassified regulatory funding revenue to a separate line item from voice services and access revenues for the three and six months ended June 30, 2015 to be consistent with our current period presentation.
Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for operating metrics):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Voice services	$75,099	$81,470	$151,002	$164,764
Access	60,579	65,713	122,512	130,248
Data and Internet services	46,159	44,455	90,719	87,726
Regulatory funding	13,117	11,338	26,234	22,748
Other	11,603	11,122	22,906	22,586
Total revenues	206,557	214,098	413,373	428,072
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	93,302	97,968	198,341	232,349
Other post-employment benefit and pension expense	(53,486)	(52,460)	(106,714)	(59,358)
Selling, general and administrative expense, excluding depreciation and amortization	49,440	53,434	99,776	109,280
Depreciation and amortization	55,105	55,818	112,743	111,124
Reorganization related expense	—	20	—	27
Total operating expenses	144,361	154,780	304,146	393,422
Income/(loss) from operations	62,196	59,318	109,227	34,650
Other income/(expense):
Interest expense	(20,583)	(19,974)	(41,193)	(39,793)
Other, net	95	97	253	272
Total other expense	(20,488)	(19,877)	(40,940)	(39,521)
Income/(loss) before income taxes	41,708	39,441	68,287	(4,871)
Income tax (expense)/benefit	(12,393)	824	(20,404)	(77)
Net income/(loss)	$29,315	$40,265	$47,883	$(4,948)

	As of June 30,
Select Operating Metrics:	2016	2015

Broadband subscribers	311,440	315,320

Ethernet circuits	15,137	13,680

Residential voice lines	388,983	437,303

Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. For the periods ended June 30, 2016 and 2015, residential voice lines in service decreased 11.0% and 12.9% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. The decline in residential voice lines in 2015 may have been partially due to the impact of the strike on service levels. Evolving competition, including reduced voice pricing from cable competitors as well as cellular adoption, has contributed to the decrease in residential voice lines. There are very few areas within our northern New England footprint where cable voice service and cellular are not alternatives for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses shifted from traditional voice products to our Ethernet or other advanced services. We expect the trend of decline in voice lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.
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
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(5.1)		$(11.2)
Long distance services revenues	(1.3)		(2.8)
Decrease in accrual of PAP/WPP service credits (1)	—		0.2
Total change in voice services revenues	$(6.4)	(8)%	$(13.8)	(8)%

(1)
There was an insignificant amount of PAP/WPP service credits during the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016. During the six months ended June 30, 2015, PAP/WPP service credits resulted in an increase of $0.2 million to local voice services revenues.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. At June 30, 2016 and June 30, 2015, wholesale Ethernet circuits grew by 13.8% and 38.2% year-over-year, respectively. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable (of which approximately 17,000 miles are in Maine, New Hampshire and Vermont), including approximately 1,300 cellular communications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular communications towers when the business case presents itself. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.

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
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$0.4		$0.7
Legacy access services (2)	(5.3)		(9.3)
(Increase)/decrease in accrual of PAP/WPP service credits (3)	(0.2)		0.9
Total change in access revenues	$(5.1)	(8)%	$(7.7)	(6)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of June 30, 2016, we provide cellular transport on our fiber-based Ethernet network through over 1,900 fiber-to-the-tower connections compared to over 1,800 as of June 30, 2015.

(2)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.

(3)
During the three months ended June 30, 2016 and 2015, PAP/WPP service credits resulted in a decrease of $0.1 million and an increase of $0.1 million to access revenues, respectively. During the six months ended June 30, 2016 and 2015, PAP/WPP service credits resulted in a decrease of $0.1 million and $1.0 million to access revenues, respectively.

Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. At June 30, 2016 and June 30, 2015, retail Ethernet circuits grew by 6.6% and 16.4% year-over-year, respectively. Our broadband subscribers decreased 1.2% and 5.0% year-over-year at June 30, 2016 and June 30, 2015, respectively, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$0.6		$0.5
Other data and Internet technology based services (2)	1.1		2.5
Total change in data and Internet services revenues	$1.7	4%	$3.0	3%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our fiber-based Ethernet network. We recognized $11.0 million and $10.4 million for the three months ended June 30, 2016 and 2015, respectively, and $21.2 million and $20.7 million for the six months ended June 30, 2016 and 2015, respectively, of retail Ethernet services revenues.

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

We recognized $13.1 million and $11.3 million for the three months ended June 30, 2016 and 2015, respectively and $26.2 million and $22.7 million for the six months ended June 30, 2016 and 2015, respectively, of regulatory funding revenues. The year-over-year changes are primarily due to the transition CAF Phase II revenue we recognized during the three and six months ended June 30, 2016. CAF Phase II support revenue does not include any funding for Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2016 and is phased out through 2018.
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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$0.2		$0.3
Late payment fees (2)	0.5		0.5
Other (3)	(0.2)		(0.5)
Total change in other services revenues	$0.5	4%	$0.3	1%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)	Other revenues were primarily attributable to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Growth (1)
Broadband (1a)	$34.8	$33.7	$68.8	$66.8
Ethernet (1b)	24.9	23.4	48.5	46.3
Hosted and Advanced Services (1c)	4.1	3.1	7.9	6.1
Subtotal Growth	63.8	60.2	125.2	119.2
Growth as a % of Total Revenue	30.9%	28.1%	30.3%	27.8%

Convertible (2)
Non-Ethernet Special Access (2a)	16.7	21.3	34.9	42.4
Business Voice (2b)	29.9	32.2	60.4	65.5
Other Convertible (2c)	5.0	6.0	10.4	12.4
Subtotal Convertible	51.6	59.5	105.7	120.3
Convertible as a % of Total Revenue	25.0%	27.8%	25.6%	28.1%

Legacy (3)
Residential Voice (3a)	53.4	57.3	107.3	114.5
Switched Access and Other (3b)	16.8	19.0	34.5	39.0
Subtotal Legacy	70.2	76.3	141.8	153.5
Legacy as a % of Total Revenue	34.0%	35.6%	34.3%	35.9%

Regulatory funding (4)	13.1	11.3	26.2	22.7
Regulatory funding as a % of Total Revenue	6.3%	5.3%	6.3%	5.3%

Miscellaneous (5)	7.9	6.8	14.5	12.4
Miscellaneous as a % of Total Revenue	3.8%	3.2%	3.5%	2.9%

Total Revenue	$206.6	$214.1	$413.4	$428.1

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

The primary drivers of the year-over-year changes in the strategic revenue categorization for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (dollars in millions) were:

•
Growth revenue increased by $3.6 million as we experienced growth in broadband revenue and Ethernet revenue, which are described further above, as well as increased hosted and advanced services revenue due to customer growth, compared to the prior year.

•	Convertible revenue decreased by $7.9 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased by $6.1 million resulting from a decline in voice access lines and legacy switched access revenue versus a year ago.

•	Regulatory funding revenue grew by $1.8 million primarily due to CAF Phase II transitional revenue in 2016.

•	Miscellaneous revenue increased $1.1 million due to higher late payment fees.
The primary drivers of the year-over-year changes in the strategic revenue categorization for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (dollars in millions) were:

•
Growth revenue increased by $5.8 million due to growth in broadband revenue and Ethernet revenue, which are described further above, as well as increased hosted and advanced services revenue due to customer growth.

•	Convertible revenue decreased by $14.5 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased by $11.8 million resulting from a decline in voice access lines and legacy switched access revenue versus the same period in 2015.

•	Regulatory funding revenue increased by $3.5 million primarily due to CAF Phase II transitional revenue in 2016.

•
Miscellaneous revenue increased $2.3 million due to lower PAP/WPP service credits of $1.1 million, higher late payment fees of $0.5 million and higher special purpose projects of $0.3 million in the first half of 2016 compared to the comparable period in 2015.

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
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(2.9)		$6.4
Labor negotiation related expense (2)	1.3		(40.2)
Severance expense (3)	(3.0)		(2.2)
Network and access expense (4)	0.7		3.3
Other (5)	(0.8)		(1.3)
Total change in cost of services and sales	$(4.7)	(5)%	$(34.0)	(15)%

(1)
We recognized $37.5 million and $40.4 million for the three months ended June 30, 2016 and 2015, respectively, and $85.4 million and $79.0 million for the six months ended June 30, 2016 and 2015, respectively, of employee expense as cost of services and sales. The decrease for the three months ended June 30, 2016 compared to the comparable period of 2015 is primarily due to a reduction in headcount. The increase for the six months ended June 30, 2016 compared to the comparable period of 2015 is primarily due to the work stoppage described in "Labor Matters" herein partially offset by a reduction in headcount.

(2)
Labor negotiation related expense is related primarily to contracted services incurred during the three and six months ended June 30, 2015 as a result of the work stoppage described in "Labor Matters" herein. There was a credit recorded during the three months ended June 30, 2015 for previously expensed contracted services.

(3)
We recognized $3.0 million for the three months ended June 30, 2015 and $0.8 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively, of severance expense attributed to the reduction in our workforce. There was no severance expense during the three months ended June 30, 2016.

(4)	Network and access expense was lower in the second quarter of 2015 and the first half of 2015 primarily due to fewer material purchases due to the work stoppage described in "Labor Matters" herein.

(5)	Other cost of services and sales has decreased primarily due to lower back-office expenses.
Other Post-Employment Benefit and Pension Expense
We expect other post-employment benefit and pension expense to decrease in 2016 compared to 2015 as we continue to recognize a net benefit for the elimination of other post-employment benefits for active represented employees as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report, we expect to recognize a net benefit of approximately $111.2 million for other post-employment benefits expense and pension expense ratably over the remainder of 2016 from amortization of prior service credits and actuarial losses, absent any future events that require a remeasurement. Changes in discount rates and assumptions may impact the expense. We expect other post-employment benefits expense to increase once the prior service credit has been fully amortized.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension expense (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Other post-employment benefits expense (1)	$0.1		$(43.2)
Pension expense (2)	(1.1)		(4.2)
Total change in other post-employment benefit and pension expense	$(1.0)	2%	$(47.4)	80%

(1)
The increase in the net periodic benefit cost for the three months ended June 30, 2016 compared to the comparable period of 2015 for our other post-employment benefit plans is primarily attributable to the additional amortization of net prior service credits of $1.3 million partially offset by additional amortization expense of the net actuarial loss of $1.1 million in the second quarter of 2016. The decrease in the net periodic benefit cost for the six months ended June 30, 2016 compared to the comparable period of 2015 for our other post-employment benefit plans is primarily attributable to the additional amortization of net prior service credits of $50.7 million partially offset by additional amortization expense of the net actuarial loss of $15.5 million in the first six months of 2016 and decreases in service and interest costs resulting from the lower projected benefit obligation.

(2)
The decrease in the net periodic benefit cost for the three months ended June 30, 2016 compared to the comparable period of 2015 for our qualified pension plans is primarily attributable to a settlement charge in the second quarter of 2015 as well as lower amortization of actuarial losses. The decrease in the net periodic benefit cost for the six months ended June 30, 2016 compared to the comparable period of 2015 for our qualified pension plans is primarily attributable to a decrease in service cost from the reduction in the projected benefit obligation, lower amortization of actuarial losses, a settlement charge in the second quarter of 2015 and additional amortization of the prior service credit.

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
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three Months Ended June 30, 2016 vs. June 30, 2015		Six Months Ended June 30, 2016 vs June 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(0.1)		4.3
Labor negotiation related expense (2)	(0.5)		(7.7)
Operating taxes	(0.3)		(1.2)
Bad debt expense (3)	(1.4)		(5.2)
Severance expense (4)	(0.7)		(0.3)
Other (5)	(1.0)		0.6
Total change in SG&A expense	$(4.0)	(7)%	$(9.5)	(9)%

(1)
We recognized $26.4 million and $26.5 million for the three months ended June 30, 2016 and 2015, respectively, and $54.1 million and $49.8 million for the six months ended June 30, 2016 and 2015, respectively, of employee expense in SG&A expense. The increase for the six months ended June 30, 2016 compared to the comparable period of 2015 is primarily due to the work stoppage described in "Labor Matters" herein.

(2)
Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses incurred during the second quarter of 2015 and the first half of 2015.

(3)
We recognized $0.3 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $(1.1) million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively, of bad debt expense. Bad debt expense was lower for the three and six months ended June 30, 2016 compared to the comparable periods of 2015 due to increased recoveries and overall decreased aging of receivables. The first half of 2016 also includes nonrecurring write-off recoveries.

(4)
We recognized $0.7 million for the three months ended June 30, 2015 and $0.7 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, of severance expense attributed to the reduction in our workforce. There was no severance expense during the three months ended June 30, 2016.

(5)
The change in other expenses for the three and six months ended June 30, 2016 compared to the comparable periods of 2015 was primarily due to the timing of spending for contracted services and advertising costs.

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
We recognized $52.3 million and $53.0 million for the three months ended June 30, 2016 and 2015, respectively, and $107.1 million and $105.5 million for the six months ended June 30, 2016 and 2015, respectively, of depreciation expense. We recognized $2.8 million of amortization expense in each of the quarters ended June 30, 2016 and 2015, respectively and $5.6 million in each of the six months ended June 30, 2016 and 2015, respectively.

Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Credit Agreement Loans (as defined hereinafter)	$12.1	$12.3	$24.3	$24.4
Notes (as defined hereinafter)	6.6	6.6	13.1	13.1
Amortization of debt issue costs	0.3	0.3	0.6	0.6
Amortization of debt discount	0.8	0.8	1.6	1.5
Interest rate swap agreements	0.6	—	1.2	—
Other interest expense	0.2	0.1	0.4	0.2
Total interest expense	$20.6	$20.1	$41.2	$39.8
Interest expense increased $0.5 million (2%) in the three months ended June 30, 2016 as compared to the same period in 2015 and increased $1.4 million (4%) in the six months ended June 30, 2016 as compared to the same period in 2015.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility (as defined hereinafter in "—Liquidity and Capital Resources—Debt". The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of June 30, 2016, we were party to interest rate swap agreements, which became effective as of September 30, 2015.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (6) "Long-term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded tax expense on the pre-tax net income for the three months ended June 30, 2016 of $12.4 million and tax benefit on the pre-tax net income for the three months ended June 30, 2015 of $0.8 million, which equates to an effective tax rate of 29.7% and (2.1)%, respectively, by applying the projected full year effective rate. Tax expense of $20.4 million on the pre-tax net income for the six months ended June 30, 2016 and tax expense of $0.1 million on the pre-tax net loss for the six months ended June 30, 2015 equates to an effective tax rate of 29.9% and (1.6)%, respectively, by applying the projected full year effective rate. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes.
Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, management believes the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Management believes earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude the effect of items that are further described below ("Adjusted EBITDA"), provides a useful measure of covenant compliance and Unlevered Free Cash Flow (as defined below) may be useful to investors in assessing the Company's ability to generate cash and meet its debt service requirements. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income/(loss) is provided in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income/(loss)	$29,315	$40,265	$47,883	$(4,948)
Income tax (benefit)/expense	12,393	(824)	20,404	77
Interest expense	20,583	19,974	41,193	39,793
Depreciation and amortization	55,105	55,818	112,743	111,124
Pension expense (1a)	2,020	3,088	4,056	8,199
Other post-employment benefits expense (1a)	(55,506)	(55,548)	(110,770)	(67,556)
Compensated absences (1b)	(2,226)	(3,803)	4,061	8,434
Severance	38	3,760	1,497	4,118
Reorganization costs (1c)	—	20	—	27
Other non-cash items, net (1d)	1,401	1,780	4,095	4,513
Labor negotiation related expense (1e)	—	(850)	—	48,678
All other allowed adjustments, net (1e)	(40)	(16)	(128)	(115)
Adjusted EBITDA (1)	63,083	63,664	125,034	152,344
Estimated Avoided Costs (2)	—	—	—	(27,000)
Adjusted EBITDA minus Estimated Avoided Costs	$63,083	$63,664	$125,034	$125,344

Adjusted EBITDA (1)	$63,083	$63,664	$125,034	$152,344
Pension contributions	(3,558)	(3,182)	(3,558)	(4,382)
Other post-employment benefits payments	(1,182)	(1,486)	(2,596)	(2,635)
Capital expenditures	(26,805)	(28,298)	(52,685)	(54,728)
Unlevered Free Cash Flow (3)	31,538	30,698	66,195	90,599
Estimated Avoided Costs (2)	—	—	—	(27,000)
Unlevered Free Cash Flow minus Estimated Avoided Costs	$31,538	$30,698	$66,195	$63,599

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
(3) Unlevered Free Cash Flow refers to Adjusted EBITDA (calculated in accordance with the definition of Consolidated EBITDA in the Company's credit agreement) minus capital expenditures, cash pension contributions and other post-employment benefits cash payments.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service, acquisitions and other funding requirements for at least the next 12 months. We may from time to time seek to purchase our outstanding debt and/or equity through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We were in compliance with the maintenance covenants contained in the Credit Agreement (as defined hereinafter in "Debt--February 2013 Refinancing") through June 30, 2016 and expect to remain in compliance for the remainder of 2016.
Cash Flows
Cash at June 30, 2016 totaled $41.1 million compared to $26.6 million at December 31, 2015, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the six months ended June 30, 2016, the change in net cash was due to cash flows from operations of $70.4 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2015 annual performance bonuses, partially offset by cash outflows for capital expenditures of $52.7 million. During the six months ended June 30, 2015, the change in net cash was due to cash outflows for capital expenditures of $54.7 million, partially offset by cash flows from operations of $29.6 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses.

The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Six Months Ended June 30,
Net cash flows provided by (used in):	2016	2015
Operating activities	$70.4	$29.6
Investing activities	(52.2)	(54.5)
Financing activities	(3.7)	(3.5)
Net increase/(decrease) in cash	$14.5	$(28.4)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the six months ended June 30, 2016 increased $40.8 million compared to the same period in 2015, primarily due to lower labor negotiation related expenses and lower operating expenses, partially offset by a reduction in revenues.
Investing activities. Net cash used in investing activities for the six months ended June 30, 2016 decreased $2.3 million compared to the same period in 2015. Capital expenditures were $52.7 million and $54.7 million for the six months ended June 30, 2016 and 2015, respectively.
Financing activities. Net cash used in financing activities for the six months ended June 30, 2016 was consistent with the comparable period in 2015.
Pension Contributions and Post-Employment Benefit Plan Expenditures
During the six months ended June 30, 2016, we contributed $3.8 million to our Company-sponsored qualified defined benefit pension plans and funded benefit payments of $2.6 million under our post-employment benefit plans.
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
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the six months ended June 30, 2016, our net capital expenditures totaled $52.7 million, compared to $54.7 million during the comparable period in 2015. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand. In 2016, capital expenditures are expected to be between $115 million to $120 million. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of June 30, 2016, we had $60.2 million, net of $14.8 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required for prepayments made after February 14, 2016. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the six months ended June 30, 2016.
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
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015 we had $14.8 million and $14.2 million, respectively, in outstanding letters of credit under the Revolving Facility and $4.0 million and $4.0 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of June 30, 2016, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of June 30, 2016, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements became effective on September 30, 2015. Accordingly, on June 30, 2016, only $449.2 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of June 30, 2016, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.5 million on an annual basis.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

FAIRPOINT COMMUNICATIONS, INC.

Date:	August 3, 2016	By:	/s/ Ajay Sabherwal
		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By-Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture, dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture, dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1	Second Amendment to January 22, 2013 Employment Agreement, effective as of May 16, 2016, by and between FairPoint and Ajay Sabherwal. † *
10.2	Second Amendment to January 22, 2013 Employment Agreement, effective as of May 16, 2016, by and between FairPoint and Peter G. Nixon. † *
10.3	First Amendment to August 10, 2015 Employment Agreement, effective as of June 1, 2016, by and between FairPoint and Steven G. Rush. † *
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
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