Form 10-Q
period 2016-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2016-11-02
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 28, 2016, there were 27,073,540 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Cash	$33,071	$26,560
Accounts receivable (net of $3.7 million and $8.3 million allowance for doubtful accounts, respectively)	63,162	60,136
Prepaid expenses	23,874	24,410
Other current assets	3,985	5,030
Total current assets	124,092	116,136
Property, plant and equipment (net of $1,426.4 million and $1,281.2 million accumulated depreciation, respectively)	1,042,259	1,118,781
Intangible assets (net of $62.6 million and $54.3 million accumulated amortization, respectively)	78,701	83,879
Restricted cash	652	651
Other assets	3,061	3,079
Total assets	$1,248,765	$1,322,526

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	1,207	918
Accounts payable	28,504	28,157
Accrued interest payable	3,420	9,983
Accrued payroll and related expenses	22,057	24,753
Other accrued liabilities	51,522	50,018
Total current liabilities	113,110	120,229
Capital lease obligations	1,363	1,223
Accrued pension obligations	143,777	150,562
Accrued post-employment benefit obligations	92,868	94,042
Deferred income taxes, net	23,036	35,075
Other long-term liabilities	16,801	22,739
Long-term debt, net of current portion	898,778	900,145
Total long-term liabilities	1,176,623	1,203,786
Total liabilities	1,289,733	1,324,015
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 27,073,540 and 26,921,066 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	271	269
Additional paid-in capital	526,325	521,842
Retained deficit	(619,502)	(707,592)
Accumulated other comprehensive income	51,938	183,992
Total stockholders’ deficit	(40,968)	(1,489)
Total liabilities and stockholders’ deficit	$1,248,765	$1,322,526

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months ended September 30, 2016 and 2015
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$207,141	$221,569	$620,514	$649,641
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	95,830	100,718	294,171	333,067
Other post-employment benefit and pension expense	(67,428)	(57,568)	(174,142)	(116,926)
Selling, general and administrative expense, excluding depreciation and amortization	45,838	49,688	145,614	158,968
Depreciation and amortization	54,918	56,296	167,661	167,420
Reorganization related expense	—	6	—	33
Total operating expenses	129,158	149,140	433,304	542,562
Income from operations	77,983	72,429	187,210	107,079
Other income/(expense):
Interest expense	(20,698)	(20,186)	(61,891)	(59,979)
Other, net	91	153	344	425
Total other expense	(20,607)	(20,033)	(61,547)	(59,554)
Income before income taxes	57,376	52,396	125,663	47,525
Income tax (expense)/benefit	(17,169)	658	(37,573)	581
Net income	$40,207	$53,054	$88,090	$48,106

Weighted average shares outstanding:
Basic	26,870	26,676	26,847	26,640
Diluted	27,084	27,004	27,041	26,952

Income per share, basic	$1.50	$1.99	$3.28	$1.81

Income per share, diluted	$1.48	$1.96	$3.26	$1.78

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three and Nine Months ended September 30, 2016 and 2015
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$40,207	$53,054	$88,090	$48,106
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $(0.2) million, $0.2 million, $(0.5) million and $0.6 million tax (expense)/benefit, respectively)	355	(274)	753	(897)
Qualified pension and post-employment benefit plans (net of $11.3 million, $0 million, $49.0 million and $0 million tax benefit, respectively)	(58,792)	(41,698)	(132,807)	573,635
Total other comprehensive income/(loss)	(58,437)	(41,972)	(132,054)	572,738
Comprehensive income/(loss)	$(18,230)	$11,082	$(43,964)	$620,844

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Nine Months Ended September 30, 2016
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2015	26,921	$269	$521,842	$(707,592)	$183,992	$(1,489)
Net income	—	—	—	88,090	—	88,090
Stock-based compensation issued, net	153	2	(517)	—	—	(515)
Stock-based compensation expense	—	—	5,000	—	—	5,000
Interest rate swaps other comprehensive income before reclassifications	—	—	—	—	(341)	(341)
Interest rate swaps reclassified from accumulated other comprehensive income	—	—	—	—	1,094	1,094
Employee benefits other comprehensive income before reclassifications	—	—	—	—	(166)	(166)
Employee benefits reclassified from accumulated other comprehensive income	—	—	—	—	(132,641)	(132,641)
Balance at September 30, 2016	27,074	$271	$526,325	$(619,502)	$51,938	$(40,968)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
(Unaudited) (in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$88,090	$48,106
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	37,180	(1,603)
Provision for uncollectible revenue	(704)	5,606
Depreciation and amortization	167,661	167,420
Other post-employment benefits	(185,024)	(127,356)
Qualified pension	(4,517)	(2,001)
Stock-based compensation	5,000	5,306
Other non-cash items	3,775	3,114
Changes in assets and liabilities arising from operations:
Accounts receivable	(1,963)	1,415
Prepaid and other assets	1,500	(2,354)
Accounts payable and accrued liabilities	(2,910)	(27,139)
Accrued interest payable	(6,563)	(6,557)
Other assets and liabilities, net	(5,052)	3,535
Total adjustments	8,383	19,386
Net cash provided by operating activities	96,473	67,492
Cash flows from investing activities:
Net capital additions	(82,906)	(82,921)
Acquisition of business	(2,729)	—
Distributions from investments and proceeds from the sale of property and equipment	1,206	230
Net cash used in investing activities	(84,429)	(82,691)
Cash flows from financing activities:
Repayments of long-term debt	(4,800)	(4,800)
Restricted cash	(1)	—
Proceeds from exercise of stock options	9	13
Repayment of capital lease obligations	(741)	(568)
Net cash used in financing activities	(5,533)	(5,355)
Net change	6,511	(20,554)
Cash, beginning of period	26,560	37,587
Cash, end of period	$33,071	$17,033
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$7,640	$7,848
Acquisition of property and equipment by capital lease	1,172	1,030

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of September 30, 2016, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of September 30, 2016, the Company operated with approximately 310,000 broadband subscribers, approximately 15,400 Ethernet circuits and approximately 377,000 residential voice lines.
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
As of September 30, 2016 and December 31, 2015, unearned revenue of $20.4 million and $19.9 million, respectively, was included in other accrued liabilities and unearned revenue of $5.4 million and $7.6 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company generally requires customers to pay for ancillary special projects in advance. As of September 30, 2016 and December 31, 2015, customer deposits of $3.0 million and $2.1 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI benchmarks and has the authority to impose penalties. The MPUC opened an investigation into the Company's failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. On September 14, 2016, a hearing examiner for the MPUC issued a report recommending that the MPUC find that FairPoint had failed to meet SQI benchmarks for the period under review and impose a $500,000 penalty as allowed by statute, and provided until October 7, 2016 for comments or exceptions to be filed by interested parties. This recommendation does not constitute MPUC action. The Company promptly filed a motion to implement adjudicatory procedures prior to entry of any final order. As of October 4, 2016, the Hearing Examiner has suspended the deadline for filing comments or exceptions to the examiner’s report until further notice, pending responses to and resolution of FairPoint’s request for additional adjudicatory procedures. Subsequent legislation in Maine has superseded the SQI benchmarks applied in the examiner’s report. Effective with the new legislation, the reporting of service quality will be required only in the areas of the state where Provider of Last Resort ("POLR") is still required and will be filed and treated as confidential. The number of SQI reporting metrics has been reduced and the benchmarks are less stringent than under previous Commission rules.
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

(5) Income Taxes
The Company recorded tax expense on the pre-tax net income for the three months ended September 30, 2016 of $17.2 million and tax benefit on the pre-tax net income for the three months ended September 30, 2015 of $0.7 million, which equates to an effective tax rate of 29.9% and (1.2)%, respectively, by applying the projected full year effective rate. Tax expense of $37.6 million on the pre-tax net income for the nine months ended September 30, 2016 and tax benefit of $0.6 million on the pre-tax net income for the nine months ended September 30, 2015 equates to an effective tax rate of 29.9% and (1.2)%, respectively, by applying the projected full year effective rate. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes.
Deferred Income Taxes
At September 30, 2016, the Company had gross federal NOL carryforwards of $294.7 million. The Company's remaining federal NOL carryforwards will expire from 2019 to 2036. At September 30, 2016, the Company had a net, after attribute reduction, state NOL deferred tax asset of $12.0 million. The Company's remaining state NOL carryforwards will expire from 2016 to 2036; the amount that will expire in 2016 is negligible. At September 30, 2016, the Company had no alternative minimum tax credit carryover and had $5.1 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States of America federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At September 30, 2016 and December 31, 2015, the Company established a valuation allowance against its deferred tax assets of $33.5 million and $25.1 million, respectively, which consist of a $23.7 million and $14.7 million federal allowance, respectively, and a $9.8 million and $10.4 million state allowance, respectively.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States of America federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. Based solely on statutes of limitations, the Company would not be subject to United States of America federal, state and local, or non-United States of America income tax examinations by tax authorities for years prior to 2011. However, tax years prior to 2011 may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those years are utilized in the future. As of September 30, 2016 and December 31, 2015, the Company does not have any significant jurisdictional income tax audits.

(6) Long-term Debt
Long-term debt for the Company at September 30, 2016 and December 31, 2015 is shown below (in thousands):

	September 30, 2016	December 31, 2015
Term Loan, due 2019 (weighted average rate of 7.50%)	$617,600	$622,400
Discount on Term Loan (a)	(8,686)	(11,138)
Debt issuance costs	(3,736)	(4,717)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	905,178	906,545
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$898,778	$900,145

(a)
The $8.7 million and $11.1 million discount on the Term Loan (as defined below) as of September 30, 2016 and December 31, 2015, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of September 30, 2016, the Company had $60.2 million, net of $14.8 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan, for each of the three years subsequent to September 30, 2016 are as follows (in thousands):

Trailing twelve months ending September 30,	Balance Due
2017	$6,400
2018	6,400
2019	904,800
Total long-term debt, including current portion	$917,600
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
Mandatory Repayments. FairPoint Communications is required to make quarterly repayments of the Term Loan in a principal amount of $1.6 million during the term of the Credit Agreement. In addition, mandatory repayments are required under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% based on FairPoint Communication's consolidated total leverage ratio, of FairPoint Communication's excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required in connection with prepayments.
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of September 30, 2016, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
Events of Default. The Credit Agreement also contains customary events of default.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of September 30, 2016, FairPoint Communications was in compliance with all covenants under the Indenture.
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
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 is shown below (in thousands):

	As of September 30, 2016
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,347

	As of December 31, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,375
Interest rate swaps, Long-term	Other long-term liabilities	$1,232
The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three and nine months ended September 30, 2016 and 2015 is shown below (in thousands):

	Amount Recognized in Interest Expense (Pre-Tax)				Amount of Loss/(Gain) Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Interest rate swaps	$615	$—	$1,831	$—	$(594)	$460	$(1,260)	$1,503

Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan. The Company estimates that approximately $2.3 million will be reclassified as an increase to interest expense in the next 12 months.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended September 30, 2016 or 2015.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of September 30, 2016, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,347	$—
As of December 31, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,375	$—
Interest rate swaps, Long-term (a)	$—	$1,232	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$608,914	$616,056	$611,262	$616,954
Notes, 8.75%, due 2019	300,000	307,500	300,000	295,500
Total	$908,914	$923,556	$911,262	$912,454

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet dates, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $8.7 million and $11.1 million as of September 30, 2016 and December 31, 2015, respectively.
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

Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. The Company recognized settlement charges in the qualified pension plan that covers non-represented employees of $0.5 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively and $0.5 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.  The settlements were incurred when the cumulative amount of lump sums paid to participants in the respective years exceeded the expected service and interest cost for the respective years. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Qualified Pension Plans	Post- employment Benefit Plans	Qualified Pension Plans	Post- employment Benefit Plans
Service cost	$1,847	$9	$1,653	$62
Interest cost	3,719	929	3,702	1,005
Expected return on plan assets	(3,848)	—	(3,688)	—
Amortization of actuarial loss	1,343	18,118	1,570	32,775
Amortization of prior service cost	(760)	(89,101)	(863)	(89,550)
Plan curtailment	—	—	(4,207)	—
Plan settlement	477	—	110	—
Net periodic benefit cost	2,778	(70,045)	(1,723)	(55,708)
Less capitalized portion	(161)	—	(137)	—
Other post-employment benefit and pension expense	$2,617	$(70,045)	$(1,860)	$(55,708)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Qualified Pension Plans	Post- employment Benefit Plans	Qualified Pension Plans	Post- employment Benefit Plans
Service cost	$5,033	$91	$6,822	$4,479
Interest cost	11,360	2,945	11,146	6,683
Expected return on plan assets	(11,516)	—	(10,911)	—
Amortization of actuarial loss	4,040	81,526	5,311	80,649
Amortization of prior service cost	(2,281)	(265,377)	(2,070)	(215,076)
Plan curtailment	—	—	(4,207)	—
Plan settlement	477	—	717	—
Net periodic benefit cost	7,113	(180,815)	6,808	(123,265)
Less capitalized portion	(440)	—	(469)	—
Other post-employment benefit and pension expense	$6,673	$(180,815)	$6,339	$(123,265)
Return on Plan Assets. For the three months ended September 30, 2016 and 2015, the actual return on the pension plan assets were annualized gains/(losses) of approximately 16.1% and (5.6)%, respectively and 10.8% and (3.7)% for the nine months ended September 30, 2016 and 2015, respectively.
Contributions and Benefit Payments. During the nine months ended September 30, 2016, contributions of $11.9 million were made to the Company-sponsored qualified defined benefit pension plans and the Company funded benefit payments of $4.2 million under its post-employment benefit plans.
(10) Accumulated Other Comprehensive Income
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Employee benefits:
Amortization of actuarial loss (.65 years to 11.47 years) (a)	$19,461	$85,566
Amortization of net prior service credit (.87 years to 23.91 years) (a)	(89,861)	(267,658)
Plan settlement (a)	477	477
Total employee benefits reclassified from accumulated other comprehensive income	(69,923)	(181,615)
Tax benefit	11,297	48,974
Total employee benefits reclassified from accumulated other comprehensive income, net	$(58,626)	$(132,641)

Interest rate swaps:
Interest rate swaps reclassified from accumulated other comprehensive income (b)	$615	$1,831
Tax expense	(248)	(737)
Total interest rate swaps reclassified from accumulated other comprehensive income, net	$367	$1,094

Total amounts reclassified from accumulated other comprehensive income, net	$(58,259)	$(131,547)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See note (9) "Employee Benefit Plans" for details.

(b)	These accumulated other comprehensive income components are included in interest expense. See note (7) "Interest Rate Swap Agreements" for details.
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
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 188,522 and 226,900 for the three months ended September 30, 2016 and 2015, respectively and 200,315 and 234,370 for the nine months ended September 30, 2016 and 2015, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.
Potentially dilutive shares exclude warrants and stock options in accordance with the treasury stock method primarily due to exercise prices exceeding the average market value.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares used for basic earnings per share	26,869,658	26,676,385	26,846,546	26,640,103
Effect of potential dilutive shares	214,517	327,448	194,475	312,193
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	27,084,175	27,003,833	27,041,021	26,952,296
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	4,531,200	4,146,782	5,134,417	4,148,613

(12) Stockholders' Deficit
At September 30, 2016, 37,500,000 shares of common stock were authorized and 27,073,540 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
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
Notwithstanding the foregoing, the Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who as plaintiffs have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. These cases have all been consolidated and transferred to federal district court (the "Court") in Dallas, Texas. The defendants filed joint motions to dismiss these actions. On November 17, 2015, the Court granted the defendants' motions dismissing the plaintiffs' federal law based claims with prejudice. The state law based claims were allowed to be amended and refiled. The Court denied the plaintiffs' request for an immediate appeal of the dismissal of the federal law based claims. Counterclaims against the plaintiffs for the failure to pay these access charges have been filed by the Company. The Company and some of the co-defendants have filed lawsuits against a third long distance communications company for the failure to pay this same type of access charge. These additional lawsuits have also been consolidated and transferred to the Court. Additional motions have been filed by the plaintiffs and defendants, which are still pending. At this time, an estimate of the impact, if any, of these claims cannot be made.
(b) Restricted Cash
As of September 30, 2016 and December 31, 2015, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the condensed consolidated balance sheets.

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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, hosted PBX, managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of September 30, 2016, we operated with approximately 310,000 broadband subscribers, approximately 15,400 Ethernet circuits and approximately 377,000 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable, including approximately 17,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of September 30, 2016, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
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
Over the past few years, we have made significant capital investments in our fiber-based Ethernet network to expand our business service offerings to meet the growing data needs of our customers and to increase broadband speeds and capacity in our consumer markets. We have also focused our sales and marketing efforts on these advanced data solutions. Specifically, within the last few years, we built and launched high capacity Ethernet services to allow us to meet the capacity needs of our business customers as well as supply high capacity infrastructure to our wholesale customers. In the past year, Ethernet demand has remained strong amid increased price pressure. We continue to see a market trend, largely led by cable companies, of reduced Ethernet prices to business and wholesale customers. We continue to see growth in Ethernet units and speeds amid declining prices in the market. Ethernet high-capacity transport data services are our flagship product and are laying the foundation not only for new business but also for additional IP-based advanced services in the future.
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
Labor Matters
Two of our collective bargaining agreements in northern New England were ratified on February 22, 2015 by their respective unions. Members of these two labor unions initiated a work stoppage on October 17, 2014 and returned to work on February 25, 2015. The respective collective bargaining agreements expire in August 2018. For the three and nine months ended September 30, 2015, we recognized $0.2 million and $48.8 million of labor negotiation related expenses, respectively, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses. See note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report for further information as well as "Results of Operations" herein.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. As of September 30, 2016, the FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.
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
For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. The FCC intends to conduct the competitive bidding process during 2016 and has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. As of September 30, 2016, the FCC has not yet adopted final rules governing the competitive bidding process.
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
Regulatory and Legislative for Vermont
Effective April 6, 2016, we entered into an Incentive Regulation Plan ("IRP") governing our Vermont service territory within our northern New England operations. The IRP includes retail service quality reporting requirements. The new IRP is similar to our previous IRP which expired on April 5, 2016 and we believe the IRP has allowed our northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers seeking basic voice services in areas where competition may not be adequate. This IRP allows the same regulatory flexibility in our Telecom Group retail operations in Vermont and is scheduled to expire on December 31, 2019.  On August 10, 2015, we concluded a retail service quality investigation by entering into a Memorandum of Understanding ("MOU") between us and the Vermont Department of Public Service ("VDPS"), which was approved by the Vermont Public Service Board ("VPSB") on December 18, 2015. In accordance with the August 10, 2015 MOU and the December 18, 2015 VPSB Order, on February 16, 2016 we requested the VPSB to open a new investigation to evaluate the appropriateness of certain service quality metrics and to determine whether customer service quality metrics should apply in the future to customers with access to an alternative telecommunications provider. This investigation is in progress and any outcome from this investigation will be incorporated into the new IRP, if necessary.
On July 15, 2016, the VPSB opened a rulemaking proceeding to consider amending VPSB Rule 3.706(D)(1) regarding the rental calculation for pole attachments. The rulemaking is in its early stages, and neither a schedule nor scope of this rulemaking has been determined.

Regulatory and Legislative for Maine
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI benchmarks and has the authority to impose penalties. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. On September 14, 2016, a hearing examiner for the MPUC issued a report recommending that the MPUC find that FairPoint had failed to meet SQI benchmarks for the period under review and impose a $500,000 penalty as allowed by statute, and provided until October 7, 2016 for comments or exceptions to be filed by interested parties. This recommendation does not constitute MPUC action. The Company promptly filed a motion to implement adjudicatory procedures prior to entry of any final order. As of October 4, 2016, the Hearing Examiner has suspended the deadline for filing comments or exceptions to the examiner’s report until further notice, pending responses to and resolution of FairPoint’s request for additional adjudicatory procedures.
During 2014, we filed a rate case with the MPUC seeking increases in rates for POLR customers and seeking Maine Universal Service Fund ("MUSF") support for unrecovered costs associated with our obligation to provide POLR service to high cost areas. The MPUC allowed increases to the end user POLR rates, but denied MUSF support to us.
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
Reporting of service quality will be required only in the areas of the state where POLR is still required and will be filed and treated as confidential. The number of SQI reporting metrics has been reduced and the benchmarks are less stringent than under previous Commission rules. The Commission is empowered to investigate failures to meet a service quality requirement. If the Commission concludes after investigation that the failure to meet a service quality requirement is due to factors within the control of the price cap ILEC, the Commission shall, by order, impose such steps as the Commission determines necessary to meet the requirement. If the provider fails to comply with the order, the Commission shall impose a penalty in an amount sufficient to ensure compliance with that order.
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment.

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations (in thousands, except for operating metrics):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Voice services	$74,916	$81,247	$225,918	$246,011
Access	59,030	64,304	181,542	194,552
Data and Internet services	47,479	46,018	138,198	133,744
Regulatory funding	12,691	17,927	38,925	40,675
Other	13,025	12,073	35,931	34,659
Total revenues	207,141	221,569	620,514	649,641
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	95,830	100,718	294,171	333,067
Other post-employment benefit and pension expense	(67,428)	(57,568)	(174,142)	(116,926)
Selling, general and administrative expense, excluding depreciation and amortization	45,838	49,688	145,614	158,968
Depreciation and amortization	54,918	56,296	167,661	167,420
Reorganization related expense	—	6	—	33
Total operating expenses	129,158	149,140	433,304	542,562
Income from operations	77,983	72,429	187,210	107,079
Other income/(expense):
Interest expense	(20,698)	(20,186)	(61,891)	(59,979)
Other, net	91	153	344	425
Total other expense	(20,607)	(20,033)	(61,547)	(59,554)
Income before income taxes	57,376	52,396	125,663	47,525
Income tax (expense)/benefit	(17,169)	658	(37,573)	581
Net income	$40,207	$53,054	$88,090	$48,106

	As of September 30,
Select Operating Metrics:	2016	2015

Broadband subscribers	309,547	313,982

Ethernet circuits	15,444	14,100

Residential voice lines	377,403	423,667
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. For the periods ended September 30, 2016 and 2015, residential voice lines in service decreased 10.9% and 12.4% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. The decline in residential voice lines in 2015 may have been partially due to the impact of the strike on service levels. Evolving competition, including reduced voice pricing from cable competitors as well as cellular adoption, has contributed to the decrease in residential voice lines. There are very few areas within our northern New England footprint where cable voice service and cellular are not alternatives for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses shifted from traditional voice products to our Ethernet or other advanced services. We expect the trend of decline in voice lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.
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
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(4.9)		$(16.1)
Long distance services revenues	(1.4)		(4.2)
Decrease in accrual of PAP/WPP service credits (1)	—		0.2
Total change in voice services revenues	$(6.3)	(8)%	$(20.1)	(8)%

(1)
There was an insignificant amount of PAP/WPP service credits during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016. During the nine months ended September 30, 2015, PAP/WPP service credits resulted in a decrease of $0.2 million to local voice services revenues.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. At September 30, 2016 and September 30, 2015, wholesale Ethernet circuits grew by 13.9% and 26.8% year-over-year, respectively. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber-based Ethernet network with more than 21,000 miles of fiber optic cable (of which approximately 17,000 miles are in Maine, New Hampshire and Vermont), including approximately 1,300 cellular communications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular communications towers when the business case presents itself. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
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
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.

The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$0.1		$1.8
Legacy access services (2)	(5.4)		(15.7)
Decrease in accrual of PAP/WPP service credits (3)	—		0.9
Total change in access revenues	$(5.3)	(8)%	$(13.0)	(7)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of September 30, 2016, we provide cellular transport on our fiber-based Ethernet network through over 1,900 fiber-to-the-tower connections compared to over 1,900 as of September 30, 2015.

(2)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.

(3)
During the three months ended September 30, 2016 and 2015, PAP/WPP service credits resulted in an increase of $0.1 million and a decrease of $0.1 million to access revenues, respectively. During the nine months ended September 30, 2016 and 2015, PAP/WPP service credits resulted in a decrease of $0.1 million and $1.0 million to access revenues, respectively.

Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. At September 30, 2016 and September 30, 2015, retail Ethernet circuits grew by 4.0% and 14.2% year-over-year, respectively. Our broadband subscribers decreased 1.4% and 4.2% year-over-year at September 30, 2016 and September 30, 2015, respectively, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$0.1		$0.5
Other data and Internet technology based services (2)	1.4		4.0
Total change in data and Internet services revenues	$1.5	3%	$4.5	3%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our fiber-based Ethernet network. We recognized $10.9 million and $10.8 million for the three months ended September 30, 2016 and 2015, respectively, and $32.0 million and $31.5 million for the nine months ended September 30, 2016 and 2015, respectively, of retail Ethernet services revenues.

(2)	Includes all other services such as DSL, dial-up, high speed cable modem and wireless broadband.
Regulatory Funding Revenues
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding; CAF Phase I frozen support (for Kansas and Colorado until a reverse auction is completed); CAF funding under the CAF/ICC Order; and universal service fund support from certain states in which we operate. We recognized $12.7 million and $17.9 million for the three months ended September 30, 2016 and 2015, respectively and $38.9 million and $40.7 million for the nine months ended September 30, 2016 and 2015, respectively, of regulatory funding revenues. The year-over-year changes are primarily due to the timing of CAF Phase II transitional revenue. CAF Phase II support revenue does not include any funding for Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2016 and is phased out through 2018.

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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$—		$0.2
Late payment fees (2)	(0.1)		0.4
Other (3)	1.1		0.7
Total change in other services revenues	$1.0	8%	$1.3	4%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)
Other revenues were primarily attributable to revenue from value added reseller of unified communications, data networking and cabling infrastructure solutions in addition to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Growth (1)
Broadband (1a)	$36.0	$34.9	$104.8	$101.7
Ethernet (1b)	24.9	24.8	73.4	71.1
Hosted and Advanced Services (1c)	4.7	3.6	12.6	9.7
Subtotal Growth	65.6	63.3	190.8	182.5
Growth as a % of Total Revenue	31.7%	28.6%	30.7%	28.1%

Convertible (2)
Non-Ethernet Special Access (2a)	16.0	19.6	50.9	62.0
Business Voice (2b)	29.5	31.2	89.9	96.7
Other Convertible (2c)	5.0	6.0	15.4	18.4
Subtotal Convertible	50.5	56.8	156.2	177.1
Convertible as a % of Total Revenue	24.4%	25.6%	25.2%	27.3%

Legacy (3)
Residential Voice (3a)	53.9	57.7	161.2	172.2
Switched Access and Other (3b)	15.3	17.6	49.8	56.6
Subtotal Legacy	69.2	75.3	211.0	228.8
Legacy as a % of Total Revenue	33.4%	34.0%	34.0%	35.2%

Regulatory funding (4)	12.7	17.9	38.9	40.6
Regulatory funding as a % of Total Revenue	6.1%	8.1%	6.3%	6.3%

Miscellaneous (5)	9.1	8.3	23.6	20.6
Miscellaneous as a % of Total Revenue	4.4%	3.7%	3.8%	3.1%

Total Revenue	$207.1	$221.6	$620.5	$649.6

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
c) Hosted and Advanced Services includes VoIP and other digital voice services including unified messaging and other IP features as well as revenue generated from our various advanced services including our value added reseller of unified communications, data networking and cabling infrastructure solutions, the next-generation emergency 9-1-1 contracts in several of our service territories as well as data center and managed services.
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

The primary drivers of the year-over-year changes in the strategic revenue categorization for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (dollars in millions) were:

•
Growth revenue increased by $2.3 million as we experienced growth in broadband revenue from speed upgrades and rate increases, which are described further above, as well as hosted and advanced services revenue, compared to the prior year.

•	Convertible revenue decreased by $6.3 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased by $6.1 million resulting from a decline in voice access lines and legacy switched access revenue versus a year ago.

•
Regulatory funding revenue decreased by $5.2 million primarily due to the timing of CAF Phase II transitional revenue. The third quarter of 2015 included a year-to-date true-up of transitional revenue following our August 2015 acceptance of CAF Phase II funding.

•	Miscellaneous revenue increased by $0.8 million due to revenue assurance activities.
The primary drivers of the year-over-year changes in the strategic revenue categorization for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (dollars in millions) were:

•
Growth revenue increased by $8.3 million due to growth in broadband revenue and Ethernet revenue, which are described further above, as well as increased hosted and advanced services revenue due to customer growth.

•	Convertible revenue decreased by $20.9 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased by $17.8 million resulting from a decline in voice access lines and legacy switched access revenue versus the same period in 2015.

•	Regulatory funding revenue decreased by $1.7 million primarily due to the timing of CAF Phase II transitional revenue.

•	Miscellaneous revenue increased by $3.0 million due to lower PAP/WPP service credits, revenue assurance activities, higher late payment fees and higher special purpose projects.
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
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(3.0)		$3.4
Labor negotiation related expense (2)	(0.1)		(40.3)
Severance expense (3)	0.5		(1.9)
Other (4)	(2.3)		(0.1)
Total change in cost of services and sales	$(4.9)	(5)%	$(38.9)	(12)%

(1)
We recognized $39.4 million and $42.4 million for the three months ended September 30, 2016 and 2015, respectively, and $124.8 million and $121.4 million for the nine months ended September 30, 2016 and 2015, respectively, of employee expense as cost of services and sales. The decrease for the three months ended September 30, 2016 compared to the comparable period of 2015 is primarily due to a reduction in headcount and a lower bonus accrual. The increase for the nine months ended September 30, 2016 compared to the comparable period of 2015 is primarily due to the work stoppage described in "Labor Matters" herein partially offset by a reduction in headcount and a lower bonus accrual.

(2)
Labor negotiation related expense is related primarily to contracted services incurred during the three and nine months ended September 30, 2015 as a result of the work stoppage described in "Labor Matters" herein.

(3)
We recognized $0.1 million and $(0.4) million for the three months ended September 30, 2016 and 2015 and $0.8 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively, of severance expense attributed to the reduction in our workforce.

(4)	Other cost of services and sales has decreased primarily due to lower back-office expenses.
Other Post-Employment Benefit and Pension Expense
We expect other post-employment benefit and pension expense to decrease in 2016 compared to 2015 as we continue to recognize a net benefit for the elimination of other post-employment benefits for active represented employees as a result of the collective bargaining agreements described in “Labor Matters” herein. As described further in note (9) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report, we expect to recognize a net benefit of approximately $42.3 million for other post-employment benefits expense and pension expense in the fourth quarter of 2016 from amortization of prior service credits and actuarial losses, absent any future events that require a remeasurement. Changes in discount rates and assumptions may impact the expense. We expect other post-employment benefits expense to increase since the prior service credit was fully amortized during the nine months ended September 30, 2016.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension expense (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Other post-employment benefits expense (1)	$(14.3)		$(57.6)
Pension expense (2)	4.4		0.4
Total change in other post-employment benefit and pension expense	$(9.9)	17%	$(57.2)	49%

(1)
The decrease in the net periodic benefit cost for the three months ended September 30, 2016 compared to the comparable period of 2015 for our other post-employment benefit plans is primarily attributable to lower amortization of the net actuarial loss of $14.7 million in the third quarter of 2016 partially offset by lower amortization of the net prior service credits of $0.5 million compared to the comparable period of 2015. The decrease in the net periodic benefit cost for the nine months ended September 30, 2016 compared to the comparable period of 2015 for our other post-employment benefit plans is primarily attributable to the additional amortization of the net prior service credits of $50.3 million as well as decreases in service and interest costs resulting from the lower projected benefit obligation.

(2)
The increase in the net periodic benefit cost for the three months ended September 30, 2016 compared to the comparable period of 2015 for our qualified pension plans is primarily attributable to a plan curtailment in the third quarter of 2015. The increase in the net periodic benefit cost for the nine months ended September 30, 2016 compared to the comparable period of 2015 for our qualified pension plans is primarily attributable to a plan curtailment in the third quarter of 2015 partially offset by a decrease in service cost from the reduction in the projected benefit obligation and lower amortization of actuarial losses.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to decrease primarily due to lower employee expenses and lower labor negotiation related expense as a result of the collective bargaining agreements described in “Labor Matters” herein.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three Months Ended September 30, 2016 vs. September 30, 2015		Nine Months Ended September 30, 2016 vs. September 30, 2015
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$(3.6)		(1.7)
Labor negotiation related expense (2)	(0.1)		(7.8)
Operating taxes (3)	2.2		0.9
Bad debt expense (4)	(1.1)		(6.3)
Severance expense (5)	(0.3)		(0.6)
Other (6)	(1.0)		2.1
Total change in SG&A expense	$(3.9)	(8)%	$(13.4)	(8)%

(1)
We recognized $23.9 million and $27.5 million for the three months ended September 30, 2016 and 2015, respectively, and $78.1 million and $79.8 million for the nine months ended September 30, 2016 and 2015, respectively, of employee expense in SG&A expense. The decrease for the three months ended September 30, 2016 compared to the comparable period of 2015 is primarily due to a reduction in headcount and a lower bonus accrual. The decrease for the nine months ended September 30, 2016 compared to the comparable period of 2015 is primarily due to a reduction in headcount and a lower bonus accrual partially offset by the work stoppage described in "Labor Matters" herein.

(2)
Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses incurred during the third quarter of 2015 and the nine months ended September 30, 2015.

(3)	The three and nine months ended September 30, 2015 includes an operating tax settlement.

(4)
We recognized $0.4 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $(0.7) million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively, of bad debt expense. Bad debt expense was lower for the three and nine months ended September 30, 2016 compared to the comparable periods of 2015 due to increased recoveries and overall decreased aging of receivables. The nine months ended September 30, 2016 also includes nonrecurring write-off recoveries.

(5)
We recognized $0.3 million for the three months ended September 30, 2015 and $0.7 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, of severance expense attributed to the reduction in our workforce. There was no severance expense during the three months ended September 30, 2016.

(6)
The change in other expenses for the three and nine months ended September 30, 2016 compared to the comparable periods of 2015 was primarily due to the timing of spending for contracted services and advertising costs.

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
We recognized $52.1 million and $53.5 million for the three months ended September 30, 2016 and 2015, respectively, and $159.4 million and $159.0 million for the nine months ended September 30, 2016 and 2015, respectively, of depreciation expense. We recognized $2.8 million of amortization expense in each of the quarters ended September 30, 2016 and 2015, respectively and $8.3 million in each of the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense
The following table reflects a summary of interest expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Credit Agreement Loans (as defined hereinafter)	$12.2	$12.4	$36.5	$36.8
Notes (as defined hereinafter)	6.6	6.6	19.7	19.7
Amortization of debt issue costs	0.3	0.3	0.9	0.9
Amortization of debt discount	0.8	0.8	2.5	2.3
Interest rate swap agreements	0.6	—	1.8	—
Other interest expense	0.1	0.1	0.5	0.3
Total interest expense	$20.6	$20.2	$61.9	$60.0
Interest expense increased $0.4 million (2%) in the three months ended September 30, 2016 as compared to the same period in 2015 and increased $1.9 million (3%) in the nine months ended September 30, 2016 as compared to the same period in 2015.
On February 14, 2013, we issued $300.0 million aggregate principal amount of the Notes and entered into the Credit Agreement Loans, which include the $640.0 million Term Loan outstanding and the undrawn $75.0 million Revolving Facility (as defined in "—Liquidity and Capital Resources—Debt". The Notes accrue interest at a rate of 8.75% per annum. Interest on borrowings under the Credit Agreement Loans accrues at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. In addition, the Term Loan was issued at a $19.4 million discount, which is being amortized using the effective interest method. As of September 30, 2016, we were party to interest rate swap agreements, which became effective as of September 30, 2015.
For further information regarding the Credit Agreement Loans and the Notes, see "—Liquidity and Capital Resources—Debt" herein and note (6) "Long-term Debt" and note (7) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded tax expense on the pre-tax net income for the three months ended September 30, 2016 of $17.2 million and tax benefit on the pre-tax net income for the three months ended September 30, 2015 of $0.7 million, which equates to an effective tax rate of 29.9% and (1.2)%, respectively, by applying the projected full year effective rate. Tax expense of $37.6 million on the pre-tax net income for the nine months ended September 30, 2016 and tax benefit of $0.6 million on the pre-tax net income for the nine months ended September 30, 2015 equates to an effective tax rate of 29.9% and (1.2)%, respectively, by applying the projected full year effective rate. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes. For 2015, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a decrease in the valuation allowance offset by tax expense related to state taxes.
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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income is provided in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$40,207	$53,054	$88,090	$48,106
Income tax (expense)/benefit	17,169	(658)	37,573	(581)
Interest expense	20,698	20,186	61,891	59,979
Depreciation and amortization	54,918	56,296	167,661	167,420
Pension expense (1a)	2,617	(1,861)	6,673	6,338
Other post-employment benefits expense (1a)	(70,045)	(55,707)	(180,815)	(123,263)
Compensated absences (1b)	(2,838)	(6,084)	1,223	2,350
Severance	73	(106)	1,570	4,012
Reorganization costs (1c)	—	5	—	32
Other non-cash items, net (1d)	1,083	1,441	5,178	5,954
Labor negotiation related expense (1e)	—	160	—	48,838
All other allowed adjustments, net (1e)	7	(35)	(121)	(150)
Adjusted EBITDA (1)	63,889	66,691	188,923	219,035
Estimated Avoided Costs (2)	—	—	—	(27,000)
Adjusted EBITDA minus Estimated Avoided Costs	$63,889	$66,691	$188,923	$192,035

Adjusted EBITDA (1)	$63,889	$66,691	$188,923	$219,035
Pension contributions	(7,632)	(3,958)	(11,190)	(8,340)
Other post-employment benefits payments	(1,614)	(1,457)	(4,210)	(4,092)
Capital expenditures	(30,221)	(28,193)	(82,906)	(82,921)
Unlevered Free Cash Flow (3)	24,422	33,083	90,617	123,682
Estimated Avoided Costs (2)	—	—	—	(27,000)
Unlevered Free Cash Flow minus Estimated Avoided Costs	$24,422	$33,083	$90,617	$96,682

(1) For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Company's credit agreement), the Company adjusts net income for interest, income taxes, depreciation and amortization, in addition to:
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service, acquisitions and other funding requirements for at least the next 12 months. We may from time to time seek to purchase our outstanding debt and/or equity through cash purchases in the open market, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We were in compliance with the maintenance covenants contained in the Credit Agreement (as defined below) as of September 30, 2016 and expect to remain in compliance for the remainder of 2016.
Cash Flows
Cash at September 30, 2016 totaled $33.1 million compared to $26.6 million at December 31, 2015, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the nine months ended September 30, 2016, the change in net cash was due to cash flows from operations of $96.4 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2015 annual performance bonuses, partially offset by cash outflows for capital expenditures of $82.9 million. During the nine months ended September 30, 2015, the change in net cash was due to cash outflows for capital expenditures of $82.9 million, partially offset by cash flows from operations of $67.5 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses.

The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Nine Months Ended September 30,
Net cash flows provided by (used in):	2016	2015
Operating activities	$96.4	$67.5
Investing activities	(84.4)	(82.7)
Financing activities	(5.5)	(5.4)
Net increase/(decrease) in cash	$6.5	$(20.6)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the nine months ended September 30, 2016 increased $28.9 million compared to the same period in 2015, primarily due to lower labor negotiation related expenses and lower operating expenses, partially offset by a reduction in revenues.
Investing activities. Net cash used in investing activities for the nine months ended September 30, 2016 increased $1.7 million compared to the same period in 2015. Capital expenditures were $82.9 million and $82.9 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, we completed an immaterial business acquisition during the nine months ended September 30, 2016.
Financing activities. Net cash used in financing activities for the nine months ended September 30, 2016 increased $0.1 million compared to the same period in 2015.
Pension Contributions and Post-Employment Benefit Plan Expenditures
During the nine months ended September 30, 2016, we contributed $11.9 million to our Company-sponsored qualified defined benefit pension plans and funded benefit payments of $4.2 million under our post-employment benefit plans.
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
In 2016, we expect our aggregate cash pension contributions and cash post-employment benefit payments to be approximately $22 million. In 2017, we expect our aggregate cash pension contributions and cash other post-employment benefit plan payments to be approximately $24 million. See "Item 1A. Risk Factors in our 2015 Annual Report —The amount we are required to contribute to our qualified pension plans and post-employment benefit plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the nine months ended September 30, 2016, our net capital expenditures totaled $82.9 million, compared to $82.9 million during the comparable period in 2015. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand. In 2016, capital expenditures are expected to be approximately $115 million. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of September 30, 2016, we had $60.2 million, net of $14.8 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required in connection with prepayments. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the nine months ended September 30, 2016.
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
Events of Default. The Credit Agreement also contains customary events of default.
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
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015 we had $14.8 million and $14.2 million, respectively, in outstanding letters of credit under the Revolving Facility and $4.1 million and $4.0 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of September 30, 2016, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of September 30, 2016, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements became effective on September 30, 2015. Accordingly, on September 30, 2016, only $447.6 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of September 30, 2016, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.5 million on an annual basis.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

FAIRPOINT COMMUNICATIONS, INC.

Date:	November 2, 2016	By:	/s/ Karen D. Turner
		Name:	Karen D. Turner
		Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By-Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
4.4	Indenture, dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(4)
4.5	First Supplemental Indenture, dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(5)
10.1	Employment Agreement, made and entered into as of September 6, 2016, by and between FairPoint and Bruce F. Metge.†*
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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