Form 10-K
period 2016-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2017-03-06
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
Form 10-K
 ______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2016 (based on the closing price of $14.68 per share) was $384,049,851.
As of February 27, 2017, there were 27,266,570 shares of the registrant's common stock, par value $0.01 per share, outstanding.
 ______________________________________________________________________

FAIRPOINT COMMUNICATIONS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this "Annual Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates”, “should”, “could”, “may”, “will” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report and the factors set forth below:

•	the timing and ability to complete the Merger (as defined below) with Consolidated Communications Holdings, Inc.;

•	the outcome of legal and regulatory proceedings that have been, or may be, instituted following the announcement of our entering into the Merger Agreement (as defined below);

•	risks that the Merger disrupts current plans and operations including potential impairments to our ability to retain and motivate key personnel;

•	the possibility that the Merger is not consummated, including, but not limited to, due to the failure to satisfy the closing conditions;

•	the diversion of management's attention from ongoing business operations and opportunities as a result of the Merger;

•	the amounts of costs, fees, and expenses relating to the Merger;

•	future performance generally and our share price as a result thereof;

•	changes in strategic direction, including as a result of mergers, acquisitions or dispositions;

•	restrictions imposed by the agreements governing our indebtedness;

•	our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

•	financing sources and availability, and future interest expense;

•	our ability to repay or refinance our indebtedness;

•	our ability to fund substantial capital expenditures;

•	anticipated business development activities and future capital expenditures;

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

You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report is filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

PART I
ITEM 1. BUSINESS
Except as otherwise required by the context, references in this Annual Report to:

•	"FairPoint Communications" refers to FairPoint Communications, Inc., excluding its subsidiaries.

•
"FairPoint", the "Company", "we", "us" or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc., a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "Spinco Merger".

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Spinco Merger.

•	"Telecom Group" refers to FairPoint, exclusive of our acquired Northern New England operations.

•
"Verizon New England" refers to the local exchange business of Verizon New England Inc. in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries' (other than Cellco Partnership) related long distance and Internet service provider business in those states prior to the Spinco Merger.

•	"Consolidated" refers to Consolidated Communications Holdings, Inc., a Delaware corporation.
Our Business
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, Session Initiation Protocol Trunking ("SIP-Trunking"), hosted Primary Branch Exchange ("hosted PBX"), managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2016, we operated with approximately 306,600 broadband subscribers, approximately 15,700 Ethernet circuits and approximately 366,100 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 22,000 miles of fiber optic cable, including approximately 18,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2016, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
We were incorporated in New York in 1991 and reincorporated in Delaware in 1993 and grew through acquisitions. In March 2008, we completed the acquisition of the Northern New England operations from Verizon through the Spinco Merger. This acquisition significantly expanded our geographic platform in Maine, New Hampshire and Vermont.
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
Business and wholesale customers have a growing demand for bandwidth and are converting from services such as Asynchronous Transfer Mode ("ATM") and Frame Relay and dedicated transport using T-1s to Ethernet-based products. Businesses are also looking to take advantage of the flexibility of voice services via Voice over Internet Protocol ("VoIP"). Residential customer trends have shown an increasing adoption and demand for higher speed broadband services while traditional voice services are giving way to wireless and alternative carriers. Our plan is to continue to add advanced data products and services that meet our business and wholesale customers’ needs while providing higher speed HSD options, attractive pricing features, appealing bundle offers and excellent customer service to our residential customer segment.
We have been successful in meeting the needs of our wireless carrier customers through our Fiber to the Tower ("FTTT") initiative. We have seen an increase in fiber backhaul from wireless carriers since late 2010 and now have approximately 1,300 cell towers served with fiber across our footprint. Our extensive fiber network of approximately 18,000 miles of fiber optic cable in Maine, New Hampshire and Vermont is a competitive advantage in delivering FTTT services.
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
Proposed Merger with Consolidated Communications Holdings, Inc.
On December 3, 2016, FairPoint Communications entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Consolidated and Falcon Merger Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Consolidated (“Merger Sub”), which provides for, among other things, a business combination whereby Merger Sub will merge with and into FairPoint Communications, with FairPoint Communications as the surviving entity (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease, and FairPoint Communications will survive as a wholly owned subsidiary of Consolidated. Consolidated is a leading business and broadband communications provider throughout its 11-state service area.
If the Merger is completed, under the terms of the Merger Agreement, stockholders of FairPoint Communications will receive 0.7300 shares of common stock of Consolidated for each share of FairPoint Communications common stock that they own immediately before this transaction. The Merger is expected to close around the middle of 2017 and is subject to standard closing conditions, including federal and state regulatory approvals and the approval of both Consolidated’s and FairPoint Communications’ stockholders.
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
Data and Internet Services
We believe data and Internet services are the cornerstone of our growth strategy for our business customers who require more advanced data solutions and our wholesale customers who experience capacity demands from their end users for higher speed services. We offer an extensive array of high capacity data services including: optical, Ethernet, IP services, Ethernet virtual circuit technology for cellular backhaul and private line special access services. We work with large businesses and carriers to deliver network capacity to meet their specific needs, including migrating networks from time division multiplexing to Ethernet-based high capacity circuits. Our portfolio also includes hosted PBX service over our Ethernet network. This service provides a cloud based voice offering for business customers. The service leverages our softswitch platform and uses a set of approved vendors for on-site hardware and maintenance support. Hosted PBX service allows us to continue to expand the services we offer to business customers, while leveraging our Ethernet network.
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
9-1-1 Services. We are a full service 9-1-1 provider and in the past three years have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems. These systems, located in Maine and Vermont, have processed over a million calls relying on the caller's location information for routing. Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and provide the foundation to handle future communication modes such as texting and video.
Access
Network Transport Services. We offer network transport services to wholesale customers for their use in connecting end users to the interexchange networks of the wholesale customer. These network transport services include high speed digital services, which are primarily Ethernet-based services provisioned over fiber and copper facilities, and special access services, which are primarily DS-1 and DS-3 services.
Network Switched Access Service. Network switched access service enables long distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network switched access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service, as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. Network switched access compensation is subject to the Federal Communications Commission ("FCC") CAF/intercarrier compensation ("ICC") Order (referred to hereafter as the "CAF/ICC Order"), as described below in "Regulatory and Legislative." Under the rules adopted in 2011, network switched access revenues are expected to continue to decline, but on a more predictable basis with fewer disputes.
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
Regulatory Funding
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” below, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding (scheduled to phase down over three years); CAF Phase I frozen support (for Kansas and Colorado in 2015 and until a reverse auction is completed); CAF funding under the CAF/ICC Order and universal service fund support from certain states in which we operate.
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
Our Markets
We operate 83% of our total residential voice lines in Maine, New Hampshire and Vermont. We also provide local service in portions of Alabama, Colorado, Florida, Georgia, Illinois, Kansas, Massachusetts, Missouri, New York, Ohio, Oklahoma, Pennsylvania, Virginia and Washington. Within these 17 states, most of our LECs operate as the incumbent local exchange carrier ("ILEC").
Sales and Marketing
With approximately 18,000 miles of fiber optic cable and 93% of our central offices enabled for Ethernet services we offer the largest such network in northern New England. Combined with our copper network, our infrastructure reaches approximately 95% of businesses in Maine, New Hampshire and Vermont. By investing in a dense, high-performing, scalable network, FairPoint has bandwidth and transport capacity to support enhanced applications, including fiber-based mobile and cloud-based communications, such as small cell wireless backhaul technology, VoIP, data storage, managed services and disaster recovery. Our marketing approach emphasizes the benefits of our advanced network while utilizing customer-oriented, locally-focused messages that resonate by community and by customer segment.
Our focus on the individual communities we serve in our 17 state footprint stems from the expertise of approximately 2,500 employees who predominantly work and live in the markets where we provide service, as well as our belief that many customers in our territory prefer to do business locally. We view our visible local presence as a competitive differentiator because it enables a prompt and locally relevant approach to opportunities and challenges in sales and service, operations, and marketing. As a result, we often leverage the heritage of the LECs in our service areas and the brand recognition that our long history of service provides.
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
Network Architecture and Technology
Rapid and significant changes in technology continue in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we continue to evolve and expand our advanced fiber-based Ethernet network in our Northern New England operations, which is an IP/MPLS network operating on a fiber transport infrastructure that has approximately 18,000 miles of fiber optic cable. This network is the largest IP/MPLS based network in northern New England. We have made significant investments in our fiber optic network to expand our business service offerings to meet the growing needs of our customers and to increase broadband speeds and capacity in our consumer markets. We expect to continue to invest in expanding the reach of our fiber network to connect directly to customers' premises, cellular towers and data centers. We monitor the fiber-based Ethernet network utilization and augment capacity as needed to avoid network problems. We believe this network architecture will enable us to efficiently respond to these technological changes.
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
In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2016, all of our central offices are capable of providing broadband services through DSL technology, cable modem and/or wireless broadband.
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
We estimate that, as of December 31, 2016, most of the customers that we serve have access to voice, network transport, video services and Internet services through a cable company. Increasingly, both CLECs and cable companies have begun to penetrate the market for high capacity circuits for large businesses and carriers, including interexchange and wireless providers.

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
Our relatively low current market share provides us the opportunity to both win back business customers who have left for another carrier as well as acquire new business. In order to better address the needs of our customers and prospects, we segment them across specific channels. Our focus for residential customers is to drive increasing penetration of high speed data customers. We are upgrading our access infrastructure to provide higher speed internet access services via high capacity copper and fiber facilities to more customers and communities each year. We are focusing on promotional programs that allow us to differentiate from cable operators, including price lock and multi-year discount programs. We believe bundled services continue to provide value to customers and, as such, we package our services in a range of price points.
In the business and government segments, our fiber-based network with approximately 18,000 miles of fiber, allows us to deliver Ethernet and fiber based data services typically ranging from 1 megabit per second to 1 gigabit per second. Along with our high capacity data services, we offer competitively priced voice services through VoIP or time division multiplexing ("TDM"). Our three contiguous state footprint in northern New England, allows businesses with multi-state locations to work with one local vendor. Our geographic coverage and extensive fiber network is an attractive feature for our wholesale customers, such as wireless carriers seeking cell tower backhaul services, and national carriers seeking middle and last mile solutions.
We have a multi-channel retention team, responsible for developing and executing customer retention programs across all areas of FairPoint. In addition, we have initiated proactive programs to address customers coming off of promotions and term contracts. Through early intervention, we expect to reduce churn and retain customers longer.
See "Regulatory and Legislative" below and "Item 1A. Risk Factors" included elsewhere in this Annual Report for more information regarding the competition that we face.
Employees
As of December 31, 2016, we employed approximately 2,500 employees, approximately 1,500 of whom were covered by 13 collective bargaining agreements. Our agreements with the International Brotherhood of Electrical Workers ("IBEW") and the Communications Workers of America ("CWA") in northern New England covering approximately 1,300 employees in the aggregate expire in August 2018.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. As of year-end 2016, the FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.
CAF Phase I and Phase II Support. Pursuant to the CAF/ICC Order, beginning in 2012, we started receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of USF high-cost support we received during 2011. This support was considered transitional funding while the FCC developed its CAF Phase II program. FCC rules required that if we continued receiving CAF Phase I frozen support beyond 2012, which we have, we would have specific broadband spending obligations starting in 2013, which we did and have met. According to the FCC rules, in 2013, we were required to spend, and did spend, one-third of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." According to the FCC rules, in 2014, we were required to spend, and did spend, two-thirds of the frozen support to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." For the CAF Phase I frozen support we receive, this spending obligation increased to 100% of the frozen support received in 2015 and subsequent years to "build and operate broadband-capable networks used to offer the provider's own retail broadband service in areas substantially unserved by an unsubsidized competitor." We were in compliance with the 2016 spending obligation and expect to be in compliance in 2017.
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
For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. We expect the FCC to conduct the competitive bidding process during 2017. The FCC has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. As of December 31, 2016, the FCC has not yet adopted final rules governing the competitive bidding process.
In addition, there is a three year transition for price cap carriers that choose to accept model-based support in states where the accepted support is less than the CAF Phase I frozen support. The determination of transition funding is made at the state level. From January 1, 2015 to July 31, 2015, and as prescribed by the FCC, such carriers received 100% of the difference between the annualized amount of CAF Phase II support that they accepted and the amount of CAF Phase I frozen support that they received in 2014. Beginning August 1, 2015, transitional funding stepped down to 75% of that amount and on August 1, 2016 transitional funding stepped down to 50% of the difference. On August 1, 2017 transitional funding steps down to 25% of the difference. Transitional support will terminate as of July 31, 2018, after which time carriers will receive only CAF Phase II support.
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
Broadband and Internet Regulation
A Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold by LECs primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Spinco Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so. On October 4, 2011, tw telecom, inc. filed a petition with the FCC asking it to reverse the forbearance granted to Verizon by operation of law on March 19, 2006. Comments have been filed in this proceeding by us and other parties. A similar petition was filed by a group of competing LECs on November 2, 2012 and comments have been filed with the FCC. The FCC may issue an order on either or both of these petitions at any time. We do not know how this will be resolved or the impact it may have on the Company if the FCC should reverse, eliminate or modify the forbearance granted to Verizon in 2006.
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
The FCC adopted new regulations governing "Broadband Internet Access Services" at its February 26, 2015 Open Meeting (the "Order"). "Broadband Internet access service" is now classified as a "telecommunications service" under Title II of the Communications Act. The Order prohibits "unjust and unreasonable practices" by broadband Internet access providers. The Order prohibits broadband Internet access providers from blocking access to legal content, applications, services and non-harmful devices. It prohibits broadband Internet access providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices. It also prohibits broadband Internet access providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration and from prioritizing their own content or services over those of unaffiliated entities. Other than paid prioritization which is prohibited, broadband Internet access providers are allowed to engage in reasonable network management practices. Broadband services that do not flow over the public Internet are exempt from these rules. The Order allows consumer complaints to be brought to the FCC under Title II of the Communications Act. The Title II classification could bolster universal service support for broadband services by classifying broadband services as telecommunications services and therefore subject to universal service fees assessed on telecommunications services.
In addition, several bills have been introduced in Congress to modify the FCC's rules or restrict the FCC's authority to regulate net neutrality and broadband Internet access services.
We cannot predict what impact, if any, new laws or rules may have on our business, financial condition, results of operations, liquidity or the market price of our outstanding securities or if Congress will enact legislation otherwise addressing net neutrality issues.
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
Regulatory and Legislative for Vermont
Effective April 6, 2016, we entered into an Incentive Regulation Plan ("IRP") governing our Vermont service territory within our Northern New England operations. The IRP includes retail service quality reporting requirements. The new IRP is similar to our previous IRP which expired on April 5, 2016 and we believe the IRP has allowed our Northern New England operations' retail rates in Vermont to compete with those competitive carriers under a relatively level regulatory scheme, while preserving certain regulatory protections for consumers seeking basic voice services in areas where competition may not be adequate. This IRP allows the same regulatory flexibility in our Telecom Group retail operations in Vermont and is scheduled to expire on December 31, 2019.  On August 10, 2015, we concluded a retail service quality investigation by entering into a Memorandum of Understanding ("MOU") between us and the Vermont Department of Public Service ("VDPS"), which was approved by the Vermont Public Service Board ("VPSB") on December 18, 2015. In accordance with the August 10, 2015 MOU and the December 18, 2015 VPSB Order, on February 16, 2016, we requested the VPSB to open a new investigation to evaluate the appropriateness of certain service quality metrics and to determine whether customer service quality metrics should apply in the future to customers with access to an alternative telecommunications provider. This investigation is in progress and any outcome from this investigation will be incorporated into the new IRP, if necessary.

On July 15, 2016, the VPSB opened a rulemaking proceeding to consider amending VPSB Rule 3.706(D)(1) regarding the rental calculation for pole attachments. The rulemaking is in its early stages, and neither a schedule nor scope of this rulemaking has been determined.
Regulatory and Legislative for Maine
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI benchmarks and has the authority to impose penalties. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. On September 14, 2016, a hearing examiner for the MPUC issued a report recommending that the MPUC find that FairPoint had failed to meet SQI benchmarks for the period under review and impose a $500,000 penalty as allowed by statute, and provided until October 7, 2016 for comments or exceptions to be filed by interested parties. This recommendation did not constitute MPUC action. The Company promptly filed a motion to implement adjudicatory procedures prior to entry of any final order. After the Company’s motion to implement adjudicatory procedures was briefed by the parties, the Hearing Examiner issued an order on November 30, 2016 granting the Company’s motion in part and permanently withdrawing the Examiner’s September 14, 2016 report.  A case schedule was established by the Hearing Examiner, and a hearing is currently scheduled to begin May 11, 2017.
During 2014, we filed a rate case with the MPUC seeking increases in rates for POLR customers and seeking Maine Universal Service Fund ("MUSF") support for unrecovered costs associated with our obligation to provide POLR service to high cost areas. The MPUC allowed increases to the end user POLR rates, but denied MUSF support to us.
On April 13, 2016, LD 466, An Act to Increase Competition and Ensure Robust information and Telecommunications Market, was passed into law and became effective on July 28, 2016. The new law removes the regulation on POLR service in the most competitive municipalities on a phased in approach. The seven largest municipalities were deregulated effective August 28, 2016 (the POLR rate is grandfathered for one year), followed by five communities every six months until reaching a total of 22. These 22 municipalities represent approximately one third of the population and POLR customers. LD 466 provides a path forward for additional municipalities to be deregulated upon petitioning the PUC. Also included in the law is the removal of POLR tariffs statewide.
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

Reorganization
On October 26, 2009, the Company and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code. These cases were jointly administered under the caption In re FairPoint Communications, Inc. in the United States Bankruptcy Court for the Southern District of New York. On January 24, 2011, the Company substantially consummated its reorganization through a series of transactions contemplated by its Third Amended Joint Plan of Reorganization Under Chapter 11 of the United States Code (the "Plan").
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
ITEM 1A. RISK FACTORS
Any of the following risks could materially adversely affect our business, consolidated financial condition, results of operations, liquidity and/or the market price of our outstanding securities. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially and adversely affect our business operations.
Risks Related to the Merger with Consolidated Communications Holdings, Inc.
The announcement and pendency of the Merger may have a material adverse effect on our business.
Uncertainty about the effect of the Merger on our employees, suppliers, customers and other parties may have a material adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties could impair our ability to retain and motivate key personnel and could cause customers, suppliers and others that deal with us to defer entering into contracts, or making other decisions, concerning doing business with us or seek to change existing business relationships with us. The pursuit of the Merger and the preparation for the integration may place a significant burden on our management and internal resources. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results. In addition, the Merger Agreement restricts us from taking certain actions without the consent of Consolidated. These uncertainties and restrictions could disrupt or adversely affect our business and prevent us from pursuing otherwise attractive business opportunities that may arise prior to the completion of the Merger or termination of the Merger Agreement.
FairPoint Communications, the members of our board of directors, Consolidated and Merger Sub have been named as defendants in a lawsuit brought by a purported stockholder of FairPoint Communications challenging the Merger and seeking, among other things, to enjoin the defendants from consummating the Merger on the agreed-upon terms or to rescind the Merger if it is completed, in addition to damages. Additional lawsuits challenging the Merger may be filed, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending any such claim or any other liabilities that may be incurred in connection with the litigation of any such claim. One of the conditions to the closing of the Merger is the absence of any order, injunction or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Merger. Accordingly, if any plaintiff in any lawsuit is successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.
The Merger is currently expected to close around the middle of 2017, assuming that all of the conditions in the Merger Agreement are satisfied or waived. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires approval by the stockholders of each of FairPoint Communications and Consolidated. If the required vote of the stockholders of FairPoint Communications is not obtained at the FairPoint Communications stockholder meeting (including any adjournments or postponements thereof) at which the Merger has been voted upon, either we or Consolidated may terminate the Merger Agreement. In addition, if the required vote of the stockholders of Consolidated is not obtained by September 30, 2017, then either we or Consolidated may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Merger or the termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred.
We can neither assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.
Failure to complete the Merger in a timely manner or at all could negatively affect our stock price and future business and financial results.
Delays in completing the Merger or the failure to complete the Merger at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger is not completed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger, any of which could materially adversely affect our business, financial condition, results of operations and the value of our stock price. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if we do not complete the Merger, we may be required to pay a termination fee of $18.9 million under certain circumstances set forth in the Merger Agreement.
In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transition costs in connection with the Merger. We will be required to pay such costs relating to the transaction whether or not the Merger is consummated.
The completion of the Merger is subject to the receipt of consents, approvals, and clearances from regulatory entities, which may impose conditions that could have an adverse effect on us or could cause either Consolidated or FairPoint Communications to abandon the Merger.
The Merger requires certain consents, approval, and clearances from regulatory entities, including approval from the FCC and approval of regulatory authorities in a number of the states in which we and Consolidated operate. Regulatory entities may oppose the Merger or impose certain requirements or obligations as conditions for their approval or in connection with their review, which may be materially adverse to us, Consolidated, or the combined company. Regulatory approvals of the Merger may not be obtained on a timely basis or at all, and such approvals may include conditions that could delay the completion of the Merger, could lessen or eliminate the anticipated potential benefits of the Merger, or could result in the abandonment of the Merger.
We will incur significant transaction and Merger-related transition costs.
We have incurred and expect that we will continue to incur significant costs in connection with completing the Merger and integrating the operations of the two companies. Some of these costs are payable regardless of whether the transaction is completed. If the Merger is not completed, we will not receive any benefit from these expenditures.
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
We have substantial indebtedness which could have a negative impact on our financing options and liquidity position and prevent us from fulfilling our financial obligations.
As of December 31, 2016, our total gross indebtedness was approximately $918.5 million (including $2.5 million of capital leases) and $61.1 million was available for borrowing under the Revolving Facility (as defined in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”), net of $13.9 million outstanding letters of credit. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” included elsewhere in this Annual Report for more information, including maturities. Our substantial indebtedness could have important consequences including:

•	making it more difficult for us to satisfy our financial obligations;

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
In addition, our borrowings under our Credit Agreement (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt") bear interest at a variable rate based on a British Bankers Association LIBOR rate ("LIBOR"), subject to a floor of 1.25%. We have entered into interest rate swap agreements that effectively fix the interest rate on a combined notional amount of $170.0 million of these borrowings; these agreements were effective September 30, 2015. If the relevant LIBOR increases above the level of the floor, the interest payments on our variable rate debt will increase and adversely affect our cash flow. Conversely, while LIBOR remains below 1.25%, we may incur interest costs above market rates. While our interest rate swap agreements and any future agreements we enter into may limit our exposure to higher interest rates, these agreements may not offer complete protection from this risk.
We may incur significant additional amounts of debt, which could further exacerbate the current risks associated with our substantial indebtedness.
We may incur substantial additional indebtedness in the future. Although the indenture governing our 8.75% senior secured notes due 2019 (the "Indenture") and our Credit Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face could increase.
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
Our ability to borrow additional amounts, including under the Revolving Facility, if necessary to meet our cash needs, will depend on our ability to remain in compliance with the covenants contained in our debt agreements. If our operating results are not adequate to meet the financial ratio tests in our debt agreements or if we are unable to generate sufficient cash to service our debt requirements, we will be required to restructure or refinance our existing indebtedness, which we may not be able to accomplish under such circumstances on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we may have to consider other options, including without limitation:

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
In addition, the restrictive covenants in the Credit Agreement require us to maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests depends on our ongoing financial and operating performance, which, in turn, is subject to economic conditions and to financial, market, and competitive factors, many of which are beyond our control. See “Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations —Liquidity and Capital Resources” included elsewhere in this Annual Report for more information regarding the Credit Agreement and the Indenture.
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
Effective December 31, 2011, our NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. In addition, our emergence from bankruptcy resulted in an ownership change for federal income tax purposes under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). This followed previous ownership changes resulting from our initial public offering in February 2005, which resulted in an "ownership change" within the meaning of the United States federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Spinco Merger resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to our emergence from bankruptcy. Furthermore, additional limitations on the use of NOLs could arise in the future if a 50% or more change in ownership as defined under the Code were to occur. Although we do not expect that these limitations will materially affect our United States federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our United States federal and state income tax payments over the amount we otherwise would have, had we not experienced an ownership change. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes, would reduce the amount available to fund our operations, make capital expenditures and service our indebtedness in the future, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
Concentration of ownership among stockholders may prevent new or current investors from influencing significant corporate decisions.
Based on Schedules 13D and 13G filed by the respective holders, as of February 27, 2017, there are some institutional holders who own 5% or more of our outstanding common stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the Merger, the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies as a result thereof.
Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.
Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we consider appropriate.
As of February 27, 2017, we had 27,266,570 shares of common stock outstanding. All such shares are freely traded except for any shares of our common stock that may be held or acquired by our directors, executive officers, employee insiders and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon & Co., L.P. ("Angelo Gordon") and entities advised by Angelo Gordon have certain registration rights with respect to the common stock they hold or may acquire in the future.
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
We, along with the communications industry in general, have experienced a decline in access lines and network access revenues and will be further unfavorably impacted in the long-term by the FCC's recent CAF/ICC Order on intercarrier compensation. See "Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2016 and 2015, we continued to experience access line loss. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies, including wireless, as well as challenging economic conditions and the offering of DSL services.
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
We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for payment of switched access charges. Interstate and intrastate access charges represented approximately 29% of our total revenues during the twelve months ended December 31, 2016. Terminating switched access rates are scheduled to decline under the FCC's recent CAF/ICC Order. See "Risks Relating to Our Regulatory Environment" for specific risks associated with the impact of regulatory reform. We may not be successful in offsetting these declines through regulatory replacement mechanisms or operational means. Further, should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
Our service territory spans 17 states. As of December 31, 2016, 83% of our total residential voice lines were located in Maine, New Hampshire and Vermont (including certain of our Telecom Group service companies). As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. Deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
As of December 31, 2016, approximately 1,500 of our approximately 2,500 employees were covered by 13 collective bargaining agreements. After ratification of the collective bargaining agreements on February 22, 2015, our agreements with the IBEW and the CWA in northern New England expire in August 2018. Disputes with regard to the terms of any of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future as our current contracts expire could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We have experienced work stoppages in the past upon the expiration of collective bargaining agreements. If represented workers were to engage in future work stoppages or other concerted activities, we could experience a significant disruption of our operations, including network disruptions, IT failures, service backlog, internal control failures and/or regulatory compliance issues, and/or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Additionally, future renegotiation of labor agreements or the provisions of such labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.

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
The represented employees pension plan was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. Future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and are capped at 30 years of total credited service. Of our projected benefit obligation for our pension plans, approximately 9% reflects the non-represented employees.
Non-represented employees covered by the non-represented employees pension plan have the option to elect to receive their accrued vested benefit in the form of a lump sum payment. Represented employees covered by the represented employees pension plan are no longer able to elect to receive their accrued vested benefit in the form of a lump sum effective with the expiration of the collective bargaining agreements with the IBEW and the CWA on August 2, 2014. As the discount rate used to calculate lump sum payments are currently lower than the discount rate used to calculate the actuarial liabilities in the non-represented employee pension plan, the value of a lump sum payment exceeds the actuarial liability for the participant, which creates an actuarial loss in the pension plan for non-represented employees when paid. As such, a lump sum payment depletes the plan's assets more than the corresponding reduction in the plan's liability, which thereby reduces the funded status of the plan. If a significant number of eligible non-represented employees retire and elect to receive their accrued vested benefit in the form of a lump sum payment, which is beyond our control, the qualified pension plan covering these participants may experience a significant reduction in its funded status, which could materially increase future required contributions. During the year ended December 31, 2016, we recognized $0.6 million in plan settlement expense as the cumulative amount of lump sums paid during 2016 exceeded the expected service and interest cost for 2016.
During the year ended December 31, 2016, we experienced income on qualified pension plan assets totaling approximately 7.5%. However, during the year ended December 31, 2015, we experienced actual losses on qualified pension plan assets totaling approximately 1.9%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans' assets could result in us having to make additional contributions to these plans.
Legislation enacted in 2014 changed the method for determining the discount rate used for calculating a qualified pension plan's unfunded liability for ERISA and Code purposes, which improved our pension plans' funded status on an ERISA basis. There are no assurances of any future legislation to provide similar relief or to extend the benefits of relief provided by this legislation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension Contributions and Post-Employment Benefit Plan Expenditures" included elsewhere in this Annual Report.
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
At December 31, 2016, in addition to our net property, plant and equipment of $1,024.4 million, we have net amortizable intangible assets of $34.3 million and non-amortizable intangible assets of $41.6 million. Amortizable long-lived assets must be reviewed for impairment whenever indicators of impairment exist. Non-amortizable long-lived assets are required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to:

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
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under the Revolving Facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network. This could adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities.
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
Risks Relating to Our Regulatory Environment
"Net neutrality" and broadband Internet access service legislation or regulation could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices and to offer new services, we believe we need the continued flexibility to respond to changing consumer uses and demands, to manage bandwidth usage efficiently and to continue to invest in our networks. In 2010, the FCC adopted "net neutrality" regulations that curtailed our operational flexibility. A federal appeals court vacated these rules in January 2014, after which the FCC adopted new regulations governing "Broadband Internet Access Services" at its February 26, 2015 Open Meeting (the "Order"). "Broadband Internet access service" will now be classified as a "telecommunications service" under Title II of the Communications Act. The Order prohibits "unjust and unreasonable practices" by broadband Internet access providers. The Order prohibits broadband Internet access providers from blocking access to legal content, applications, services and non-harmful devices. It prohibits broadband Internet access providers from impairing or degrading lawful Internet traffic on the basis of content, applications, services or non-harmful devices. It also prohibits broadband Internet access providers from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration and from prioritizing their own content or services over those of unaffiliated entities. Other than paid prioritization which is prohibited, broadband Internet access providers are allowed to engage in reasonable network management practices, though it is not currently known what such practices will be defined to include. Broadband services that do not flow over the public Internet are exempt from these rules. The Order allows consumer complaints to be brought to the FCC under Title II of the Communications Act.
We cannot predict what impact, if any, these rules may have on our business, financial condition, results of operations, liquidity or the market price of our outstanding securities or whether Congress will modify these rules through pending legislative proposals.
We are subject to significant regulation that could change in a manner adverse to us.
We operate in a heavily regulated industry. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed by Congress or regulators. In addition, the following factors could have a significant impact on us:
Risk of loss or reduction in revenues associated with regulated filings, rules or tariffs. A portion of our revenues comes from intrastate and interstate network access charges, which are paid to us by interexchange carriers for originating and terminating communications traffic. See "Item 1. Business—Regulatory and Legislative" included elsewhere in this Annual Report.
As described in "Item 1. Business—Regulatory and Legislative," we have accepted most of the CAF Phase II support offered to us during 2015. We risk not being able to fulfill the obligations of the CAF Phase II program, which includes specific location requirements and technical obligations associated with speed, latency, data provision and pricing. These requirements and obligations may prove costly to implement. Failure to timely implement our CAF Phase II obligations by the interim milestones (40%, 60% and 80% of locations built out by December, 2017, 2018 and 2019, respectively) may result in a portion of funds being delayed at each interim milestone. Failure to build out at least 50% of locations required by an interim milestone may result in a loss of all funds and therefore this continuing revenue stream.
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
Risk of re-regulation of wholesale network services provided to retail and wholesale customers. Pursuant to forbearance from the regulation of high-speed interstate services that was deemed granted to Verizon in 2006 and transferred to us by the FCC in its order approving the Spinco Merger, we offer high-speed interstate services on a deregulated basis. The FCC has initiated a proceeding to investigate potential changes to the regulation of special access services. Several parties filed petitions in 2011 and 2012 asking the FCC to reverse the 2006 forbearance granted to Verizon. The FCC has issued a comprehensive data request to gather granular information from all providers of special access-like high speed services and this data request was completed in February 2015. The purpose of the data request is to provide the FCC with information that can be used to evaluate competition for special access-like services. It is not clear what actions, if any, the FCC will take in these proceedings. Orders resulting from these proceedings could adversely affect pricing and regulation of these services.
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
In addition, our Northern New England operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of UNEs, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us in the Spinco Merger, the FCC determined that our non-rural operations would be subject to the same regulatory requirements that currently apply to Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England had obtained in the region. Any changes made in connection with these obligations or relief could increase our non-rural operations’ costs or otherwise have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our outstanding securities. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Item 1. Business—Regulatory and Legislative" included elsewhere in this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We own or lease all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina, in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms, and transport and distribution network facilities in each of the 17 states in which we operate our LECs. Our facilities are generally located in or near the communities served by our LECs. Auxiliary battery or other non-utility power sources are located at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.
We believe each of our respective properties is suitable and adequate for the business conducted thereon, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.
ITEM 3. LEGAL PROCEEDINGS
See the information under (i) "Legal Proceedings" in note (18) "Commitments and Contingencies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" and (ii) "Class Action Complaint" in note (20) "Subsequent Events" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, which we incorporate herein by reference.
From time to time, we are also subject to other legal and regulatory proceedings in the ordinary course of business. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General Market Information, Holders and Dividends
Our common stock is listed on the Nasdaq Capital Market (the "Nasdaq") under the symbol "FRP" and began trading on January 25, 2011.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq. The stock price information is based on published financial sources.

Year Ended December 31, 2016	High	Low
First quarter	$16.29	$12.69
Second quarter	15.53	12.81
Third quarter	16.40	13.04
Fourth quarter	19.60	14.66

Year Ended December 31, 2015	High	Low
First quarter	$18.08	$13.51
Second quarter	20.98	17.24
Third quarter	19.07	14.93
Fourth quarter	18.87	14.56
No dividends were declared on any class of our common stock during the fiscal years 2016 or 2015. We currently do not pay any cash dividends on shares of our common stock and have no plans to pay cash dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by our results of operations, financial condition, contractual restrictions relating to indebtedness, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.
As of February 27, 2017, there were approximately 174 holders of record of our common stock.

Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telecom sector. The period compared commences on January 1, 2012 and ends on December 31, 2016. This graph assumes that $100 was invested on January 1, 2012 in our common stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested.
Securities Authorized for Issuance under Equity Compensation Plans
The table below provides information as of December 31, 2016 concerning securities authorized for issuance under our equity compensation plans. As of December 31, 2016, the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") was the only equity compensation plan under which securities of FairPoint Communications were authorized for issuance. The Board of Directors of the Company approved the Long Term Incentive Plan on March 14, 2014 and the stockholders of the Company approved it on May 12, 2014. The Long Term Incentive Plan, prior to its amendment and restatement, was approved by the United States Bankruptcy Court for the Southern District of New York in connection with our emergence from bankruptcy. For a description of the material features of the Long Term Incentive Plan, see note (16) "Stock-Based Compensation" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by our stockholders	2,171,470	$15.87	1,423,409
Total	2,171,470	$15.87	1,423,409

(1)
Includes 2,171,470 options to purchase shares of common stock under the Long Term Incentive Plan, of which 1,184,859 options were issued prior to the amendment and restatement of the Long Term Incentive Plan on May 12, 2014 with a weighted average exercise price of $16.88.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Results of Continuing Operations:
Revenues	$824,443	$859,465	$901,396	$939,354	$973,649
Operating expenses	595,098	689,873	994,670	1,052,540	1,155,632
Income/(loss) from operations	229,345	169,592	(93,274)	(113,186)	(181,983)
Interest expense	82,697	80,718	80,371	78,675	67,610
Net income/(loss)	$104,095	$90,416	$(136,319)	$(103,494)	$(153,294)
Income/(loss) per share from continuing operations:
Basic	$3.88	$3.39	$(5.15)	$(3.95)	$(5.90)
Diluted	3.84	3.35	(5.15)	(3.95)	(5.90)
Cash dividends per share	$—	$—	$—	$—	$—
Weighted average shares outstanding:
Basic	26,854	26,652	26,449	26,190	25,987
Diluted	27,119	26,973	26,449	26,190	25,987
Financial Position (at period end):
Cash, excluding restricted cash (1)	$34,924	$26,560	$37,587	$42,700	$23,203
Total assets	1,230,835	1,322,526	1,452,371	1,574,547	1,714,874
Total long-term debt	904,770	906,545	908,641	911,021	955,889
Total stockholders' deficit	(54,077)	(1,489)	(600,284)	(309,196)	(317,813)
Operating Data (at period end):
Broadband subscribers	306,624	311,130	319,915	328,183	324,850
Ethernet circuits	15,691	14,507	12,614	9,501	5,945
Residential voice lines	366,111	409,852	466,682	527,010	585,845
Summary of Cash Flows:
Net cash provided by operating activities	$134,252	$112,001	$121,063	$171,085	$192,775
Net cash used in investing activities	(118,460)	(115,871)	(118,363)	(95,951)	(144,307)
Net cash used in financing activities	(7,428)	(7,157)	(7,813)	(55,637)	(42,615)
Capital expenditures	117,050	116,159	119,489	128,298	145,066

(1)	Cash excludes aggregate restricted cash of $0.7 million, $0.7 million, $0.6 million, $1.2 million and $7.5 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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
•Overview
•Executive Summary
•Proposed Merger with Consolidated Communications Holdings, Inc.
•Labor Matters
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Contractual Obligations
•Critical Accounting Policies and Estimates
•New Accounting Standards
•Inflation
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, hosted PBX, managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of December 31, 2016, we operated with approximately 306,600 broadband subscribers, approximately 15,700 Ethernet circuits and approximately 366,100 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 22,000 miles of fiber optic cable, including approximately 18,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/MPLS network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of December 31, 2016, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
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
We believe that our extensive fiber network, with more than 22,000 miles of fiber optic cable, including approximately 18,000 miles of fiber optic cable in northern New England and approximately 1,300 cellular communications towers currently served with fiber, puts us in an excellent position to serve the cellular backhaul needs in our markets. We further believe the bandwidth needs of cellular backhaul will grow with the continued adoption of bandwidth-intensive technology. As a result, we expect to see wireless carriers developing new technologies as demand increases on existing fiber-connected towers, including the use of "small cell" architecture. By satisfying additional demand for bandwidth, both traditionally and through new and evolving technology, we expect to partially offset the decline we have seen, and expect to continue to see, in legacy wholesale offerings, including TDM transport services, DS1s, DS3s and wholesale switched access.
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
Proposed Merger with Consolidated Communications Holdings, Inc.
On December 3, 2016, FairPoint Communications entered into the Merger Agreement with Consolidated and Merger Sub, which provides for, among other things, a business combination whereby Merger Sub will merge with and into FairPoint Communications, with FairPoint Communications as the surviving entity. As a result of the Merger, the separate corporate existence of Merger Sub will cease, and FairPoint Communications will survive as a wholly owned subsidiary of Consolidated. Consolidated is a leading business and broadband communications provider throughout its 11-state service area.
If the Merger is completed, under the terms of the Merger Agreement, stockholders of FairPoint Communications will receive 0.7300 shares of common stock of Consolidated for each share of FairPoint Communications common stock that they own immediately before this transaction. The Merger is expected to close around the middle of 2017 and is subject to standard closing conditions, including federal and state regulatory approvals and the approval of both Consolidated’s and FairPoint Communications’ stockholders. The required waiting period under the HSR Act was terminated on January 11, 2017.
For the year ended December 31, 2016, we recognized $4.5 million of merger related expenses, primarily for legal and financial advisory costs.
The award agreements under the Long Term Incentive Plan provide that upon the occurrence of a change in control, unvested benefits will be accelerated and vest in full.

Labor Matters
Two of our collective bargaining agreements in northern New England were ratified on February 22, 2015 by their respective unions. Members of these two labor unions initiated a work stoppage on October 17, 2014 and returned to work on February 25, 2015. The respective collective bargaining agreements expire in August 2018. For the year ended December 31, 2015, we recognized $48.9 million of labor negotiation related expenses, primarily for contracted services, contingent workforce expenses (including training) and legal, communications and public relations expenses.
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
We are required to comply with the Communications Act which requires, among other things, that common carriers offer communications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act also contains requirements intended to promote competition in the provision of local services and lead to deregulation as markets become more competitive.
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's recently promulgated CAF/ICC Order and other recent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory and Legislative" included elsewhere in this Annual Report. The impact of these changes for 2016 is described further below. However, in the long run, we are uncertain of the ultimate impact as federal and state regulations continue to evolve.
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment.
Results of Operations
The following table sets forth our consolidated operating results reflected in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. The comparisons of financial results are not necessarily indicative of future results (in thousands, except for operating metrics):

	Years Ended December 31,

	2016	2015	2014
Revenues:
Voice services	$297,441	$323,412	$362,491
Access	239,761	256,617	267,938
Data and Internet services	187,268	178,620	175,490
Regulatory funding	51,411	53,818	45,556
Other	48,562	46,998	49,921
Total revenues	824,443	859,465	901,396
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	389,316	430,308	440,979
Other post-employment benefit and pension (benefit)/expense	(213,760)	(170,338)	75,282
Selling, general and administrative expense, excluding depreciation and amortization	197,239	206,046	257,627
Depreciation and amortization	222,303	223,819	220,678
Reorganization related expense	—	38	104
Total operating expenses	595,098	689,873	994,670
Income/(loss) from operations	229,345	169,592	(93,274)
Other income/(expense):
Interest expense	(82,697)	(80,718)	(80,371)
Other, net	296	485	7,548
Total other expense	(82,401)	(80,233)	(72,823)
Income/(loss) before income taxes	146,944	89,359	(166,097)
Income tax (expense)/benefit	(42,849)	1,057	29,778
Net income/(loss)	$104,095	$90,416	$(136,319)

	As of December 31,
Select Operating Metrics:	2016	2015	2014

Broadband subscribers	306,624	311,130	319,915

Ethernet circuits	15,691	14,507	12,614

Residential voice lines	366,111	409,852	466,682
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. For the years ended December 31, 2016, 2015 and 2014, residential voice lines in service decreased 10.7%, 12.2% and 11.4% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. The decline in residential voice lines in 2015 and 2014 may have been partially due to the impact of the strike on service levels. Evolving competition, including reduced voice pricing from cable competitors as well as cellular adoption, has contributed to the decrease in residential voice lines. There are very few areas within our northern New England footprint where cable voice service and cellular are not alternatives for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses shifted from traditional voice products to our Ethernet or other advanced services. We expect the trend of decline in voice lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.
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
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Local voice services revenues, excluding:	$(20.6)		$(30.8)
Long distance services revenues	(5.6)		(8.4)
Increase in accrual of PAP/WPP service credits (1)	0.2		0.1
Total change in voice services revenues	$(26.0)	(8)%	$(39.1)	(11)%

(1)
There was an insignificant amount of PAP/WPP service credits during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, PAP/WPP service credits resulted in a decrease of $0.2 million and $0.3 million, respectively, to local voice services revenues.

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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. During the years ended December 31, 2016, 2015 and 2014, wholesale Ethernet circuits grew by 12.3%, 17.1% and 44.4% year-over-year, respectively. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber-based Ethernet network with more than 22,000 miles of fiber optic cable (of which approximately 18,000 miles are in Maine, New Hampshire and Vermont), including approximately 1,300 cellular communications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular communications towers when the business case presents itself. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
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
In June 2014, Maine established a new POLR SQI standard, which may subject us to future SQI penalties.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Carrier Ethernet services (1)	$1.6		$9.3
Legacy access services (2)	(19.3)		(20.8)
Decrease in accrual of PAP/WPP service credits (3)	0.8		0.2
Total change in access revenues	$(16.9)	(7)%	$(11.3)	(4)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. As of December 31, 2016, we provide cellular transport on our fiber-

based Ethernet network through over 1,900 fiber-to-the-tower connections compared to over 1,900 and 1,700 as of December 31, 2015 and 2014, respectively.

(2)	Legacy access services include products such as DS1, DS3, frame relay, ATM and private line.

(3)	During the years ended December 31, 2016, 2015 and 2014, PAP/WPP service credits resulted in a decrease of $0.2 million, $1.0 million and $1.2 million to access revenues, respectively.
Data and Internet Services Revenues
We receive revenues from monthly recurring charges for the provision of data and Internet services to residential and business customers through DSL technology, fiber-to-the-home technology, retail Ethernet, Internet dial-up, high speed cable modem and wireless broadband.
We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. During the years ended December 31, 2016, 2015 and 2014, retail Ethernet circuits grew by 2.8%, 12.4%, and 20.5% respectively. Our broadband subscribers decreased by 1.4%, 2.7% and 2.5% during the years ended December 31, 2016, 2015 and 2014, respectively, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Retail Ethernet services (1)	$0.6		$4.9
Other data and Internet technology based services (2)	8.0		(1.8)
Total change in data and Internet services revenues	$8.6	5%	$3.1	2%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our fiber-based Ethernet network. During the years ended December 31, 2016, 2015 and 2014, we recognized $43.0 million, $42.4 million and $37.5 million, respectively, of retail Ethernet revenues.

(2)	Includes all other services such as DSL, dial-up, high speed cable modem and wireless broadband.
Regulatory Funding Revenues
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in “Regulatory and Legislative” herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding; CAF Phase I frozen support (for Kansas and Colorado and until a reverse auction is completed); CAF funding under the CAF/ICC Order; and universal service fund support from certain states in which we operate. During the years ended December 31, 2016, 2015 and 2014, we recognized $51.4 million, $53.8 million and $45.6 million, respectively, of regulatory funding revenues. The year-over-year changes are primarily due to the timing of CAF Phase II transitional revenue. CAF Phase II support revenue does not include any funding for Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2016 and is phased out through 2018.

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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Special purpose projects (1)	$0.4		$(3.8)
Late payment fees (2)	—		0.4
Other (3)	1.2		0.5
Total change in other services revenues	$1.6	3%	$(2.9)	(6)%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

(3)
Other revenues were primarily attributable to revenue from value added reseller of unified communications, data networking and cabling infrastructure solutions, in addition to fluctuations in directory services, billing and collections and in various other miscellaneous services revenues.

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

	Years Ended December 31,
	2016	2015	2014

Growth (1)
Broadband (1a)	$141.8	$135.6	$138.7
Ethernet (1b)	98.1	95.9	81.6
Hosted and Advanced Services (1c)	17.9	13.4	12.5
Subtotal Growth	257.8	244.9	232.8
Growth as a % of Total Revenue	31.3%	28.5%	25.8%

Convertible (2)
Non-Ethernet Special Access (2a)	66.6	79.9	94.7
Business Voice (2b)	119.0	127.7	134.1
Other Convertible (2c)	20.5	23.9	28.9
Subtotal Convertible	206.1	231.5	257.7
Convertible as a % of Total Revenue	25.0%	26.9%	28.6%

Legacy (3)
Residential Voice (3a)	212.1	226.0	245.6
Switched Access and Other (3b)	65.9	74.7	83.7
Subtotal Legacy	278.0	300.7	329.3
Legacy as a % of Total Revenue	33.7%	35.0%	36.5%

Regulatory funding (4)	51.4	53.8	45.5
Regulatory funding as a % of Total Revenue	6.2%	6.3%	5.0%

Miscellaneous (5)	31.1	28.6	36.1
Miscellaneous as a % of Total Revenue	3.8%	3.3%	4.1%

Total Revenue	$824.4	$859.5	$901.4

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

The primary drivers of the year-over-year changes in the strategic revenue categorization for the year ended December 31, 2016 compared to 2015 were:

•
Growth revenue increased $12.9 million as we experienced growth in broadband revenue as speed upgrades and rate increases helped offset a decline in broadband subscribers as well as increased hosted and advanced services revenue and increased Ethernet revenue due to customer growth.

•	Convertible revenue decreased $25.4 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased $22.7 million resulting from a decline in voice access lines due to fewer lines in service and lower legacy switched access revenue versus a year ago.

•	Regulatory funding revenue decreased $2.4 million primarily due to the timing of CAF Phase II transitional revenue.

•	Miscellaneous revenue increased $2.5 million due to lower PAP/WPP service credits, revenue assurance activities and higher special purpose projects.
The primary drivers of the year-over-year changes in the strategic revenue categorization for the year ended December 31, 2015 compared to 2014 were:

•	Growth revenue increased $12.1 million as we experienced growth in Ethernet while price increases for broadband services and speed upgrades helped offset a decline in broadband subscribers.

•	Convertible revenue decreased $26.2 million as customers migrated from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased $28.6 million resulting from the loss of voice access lines versus a year ago combined with lower long distance usage.

•	Regulatory funding revenue increased $8.3 million due to our acceptance of CAF Phase II and the corresponding transitional revenue of $8.8 million associated with that program.

•	Miscellaneous revenue decreased $7.5 million due to higher special purpose projects in the first quarter of 2014 and revenue assurance.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect the cost of services and sales to fluctuate with revenue and decrease due to lower employee expenses from a reduction in headcount, partially offset by expected merger related expenses in 2017, including increased stock-based compensation expense described in "Proposed Merger with Consolidated Communications Holdings, Inc." herein.
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$2.8		$(1.7)
Labor negotiation related expense (2)	(40.3)		1.9
Severance expense (3)	1.0		1.7
Network and access expense (4)	0.9		(10.9)
Other (5)	(5.4)		(1.7)
Total change in cost of services and sales	$(41.0)	(10)%	$(10.7)	(2)%

(1)
For the years ended December 31, 2016, 2015 and 2014, we recognized $163.5 million, $160.7 million and $162.4 million, respectively, of employee expense as cost of services and sales. The increase for 2016 compared to 2015 is primarily due to the work stoppage described in "Labor Matters" herein partially offset by a reduction in headcount. The decrease for 2015 compared to 2014 is primarily due to the work stoppage described in "Labor Matters" herein as well as a reduction in headcount, partially offset by a decrease in capitalized labor associated with a reduction in labor intensive capital projects in 2015 versus 2014.

(2)
Labor negotiation related expense is related primarily to contracted services incurred during the years ended December 31, 2015 and 2014 as a result of the work stoppage described in "Labor Matters" herein.

(3)	For the years ended December 31, 2016, 2015 and 2014, we recognized $3.7 million, $2.7 million and $1.0 million of severance expense, respectively, attributed to the reduction in our workforce.

(4)	Network and access expense continues to decrease primarily due to lower revenue as well as cost management efforts.

(5)	Other cost of services and sales has decreased primarily due to lower provisioning and lower back-office expenses.
Other Post-Employment Benefit and Pension (Benefit)/Expense
We expect other post-employment benefit and pension (benefit)/expense to increase in 2017 compared to 2016 since the prior service credit was fully amortized during 2016.
The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension (benefit)/expense (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Other post-employment benefits expense/(benefit) (1)	$(43.7)		$(236.1)
Pension expense (2)	0.3		(9.5)
Total change in other post-employment benefit and pension (benefit)/expense	$(43.4)	25%	$(245.6)	(326)%

(1)
The decrease in the 2016 net periodic benefit cost compared to 2015 for our other post-employment benefit plans is primarily attributable to the decrease in amortization expense of the net actuarial loss of $31.6 million and additional amortization of the net prior service credits of $4.0 million as well as decreases in service and interest costs resulting from the lower benefit obligation.

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
At December 31, 2015, we recognized actuarial losses of $32.8 million, which resulted in a decrease in the amount of actuarial losses being amortized in 2016 compared to 2015. At December 31, 2014, we recognized actuarial losses of $148.4 million, which resulted in an increase in the amount of actuarial losses being amortized in 2015 compared to 2014. The actuarial gains/losses can be attributed primarily to the change in discount rates.
See note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our other post-employment benefit plans.

(2)
The increase in the 2016 net periodic benefit cost compared to 2015 for our qualified pension plans is primarily attributable to a plan curtailment recognized in the third quarter of 2015 as a result of a workforce reduction partially offset by a decrease in service cost, a decrease in the amortization of actuarial losses and an increase in return on assets.

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
The decrease in service cost in 2016 compared to 2015 resulted from a reduction in the projected benefit obligation. The reduction in the projected benefit obligation used to measure service cost in 2016 and 2015 is primarily the result of the collective bargaining agreements described in “Labor Matters” herein.
At December 31, 2015, we recognized actuarial gains of $31.7 million, which resulted in a decrease in the amount of actuarial losses being amortized in 2016 compared to 2015. At December 31, 2014, we recognized actuarial losses of $66.7 million, which resulted in an increase in the amount of actuarial losses being amortized in 2015 compared to 2014. The actuarial gains/losses can be attributed primarily to the change in discount rates and the gains/losses incurred on payment of significant lump sums in each of those years.

See note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for further information on our company-sponsored qualified pension plans.
Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to increase primarily due to expected merger related expenses in 2017, including increased stock-based compensation expense described in "Proposed Merger with Consolidated Communications Holdings, Inc." herein.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Year ended December 31, 2016 vs. December 31, 2015		Year ended December 31, 2015 vs. December 31, 2014
	Increase (Decrease)%		Increase (Decrease)%
Employee expense (1)	$0.1		$(9.1)
Labor negotiation related expense (2)	(7.8)		(26.0)
Operating taxes	(0.2)		(5.7)
Bad debt expense (3)	(5.2)		(3.4)
Severance expense (4)	(0.2)		0.3
Merger related expense (5)	4.5		—
Other (6)	—		(7.7)
Total change in SG&A expense	$(8.8)	(4)%	$(51.6)	(20)%

(1)
For the years ended December 31, 2016, 2015 and 2014, we recognized $101.9 million, $101.8 million and $110.9 million, respectively, of employee expense in SG&A expense. The increase in 2016 compared to 2015 is primarily due to the work stoppage described in "Labor Matters" herein partially offset by a reduction in headcount. The decrease in 2015 compared to 2014 is primarily attributable to the work stoppage described in "Labor Matters" herein and reduction in headcount.

(2)
Labor negotiation related expense is primarily related to contingent workforce expenses as well as communications and public relations, legal and training expenses during the years ended December 31, 2015 and 2014.

(3)	For the years ended December 31, 2016, 2015 and 2014, we recognized $0.6 million, $5.8 million and $9.2 million of bad debt expense, respectively.

(4)	For the years ended December 31, 2016, 2015 and 2014, we recognized $1.1 million, $1.3 million and $1.0 million of severance expense, respectively.

(5)
Merger related expense is primarily related to legal and financial advisory costs during the year ended December 31, 2016 in connection with the Merger described in "Proposed Merger with Consolidated Communications Holdings, Inc." herein.

(6)	The change in other expenses is primarily due to the timing of spending for contracted services and advertising costs.
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
For the years ended December 31, 2016, 2015 and 2014, we recognized $211.3 million, $212.8 million and $209.7 million of depreciation expense, respectively. The decrease in depreciation expense for the year ended December 31, 2016 compared to December 31, 2015 was primarily due to higher retirements than additions. The increase in depreciation expense for the year ended December 31, 2015 compared to December 31, 2014 was primarily due to higher additions than retirements. We recognized $11.0 million, $11.0 million and $11.0 million of amortization expense in the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Expense
The following table reflects a summary of interest expense recorded during the years ended December 31, 2016, 2015 and 2014, respectively (in millions):

	Years Ended December 31,
	2016	2015	2014
Credit Agreement Loans (as defined hereinafter)	$48.7	$49.0	$49.5
Notes (as defined hereinafter)	26.3	26.3	26.3
Amortization of debt issue costs	1.2	1.2	1.1
Amortization of debt discount	3.3	3.1	2.9
Interest rate swap agreements	2.4	0.6	—
Other interest expense	0.8	0.5	0.6
Total interest expense	$82.7	$80.7	$80.4
Interest expense increased $2.0 million (2.5%) in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to interest rate swap agreements, with an effective date of September 30, 2015. Interest expense increased $0.3 million (0.4%) in the year ended December 31, 2015 compared to the year ended December 31, 2014.
For further information regarding the Credit Agreement Loans and the Notes, see "Liquidity and Capital Resources—Debt" herein and note (8) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
Other Income, Net
Other income generally includes non-operating gains and losses. During the years ended December 31, 2016, 2015 and 2014, net other income was $0.3 million, $0.5 million and $7.5 million, respectively.
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
Income Taxes
The Company recorded tax expense on the pre-tax net income for the year ended December 31, 2016 of $42.8 million and a tax benefit on the pre-tax net income/(loss) for the years ended December 31, 2015 and 2014 of $1.1 million and $29.8 million, respectively, which equates to an effective tax rate of 29.2%, (1.2)% and 17.9%, respectively. For 2016, the effective tax rate differs from the 35% federal statutory rate primarily due to a tax benefit associated with a decrease in the valuation allowance offset by tax expense related to state taxes. For 2015, the effective tax rate differs from the statutory rate primarily due to a decrease in the valuation allowance as well as a tax benefit related to state taxes. A tax benefit recorded on pre-tax income for the year ended December 31, 2015 resulted in a negative effective tax rate. For 2014, the effective tax rate differs from the statutory rate primarily due an increase to the valuation allowance offset by a tax benefit related to state taxes.
For further information, see note (12) "Income Taxes" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

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
A reconciliation of Adjusted EBITDA, Adjusted EBITDA minus Estimated Avoided Costs, Unlevered Free Cash Flow and Unlevered Free Cash Flow minus Estimated Avoided Costs to net income/(loss) is provided in the table below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income/(loss)	$104,095	$90,416	$(136,319)
Income tax expense/(benefit)	42,849	(1,057)	(29,778)
Interest expense	82,697	80,718	80,371
Depreciation and amortization	222,303	223,819	220,678
Pension expense (1a)	8,967	8,635	18,144
Other post-employment benefits expense/(benefit) (1a)	(222,727)	(178,973)	57,138
Compensated absences (1b)	(350)	(1,645)	2,848
Severance	4,863	4,014	2,005
Reorganization costs (1c)	—	38	104
Storm expenses (1d)	—	—	145
Other non-cash items, net (1e)	6,830	8,197	2,537
Labor negotiation related expense (1f)	—	48,933	73,590
All other allowed adjustments, net (1f)	4,312	(170)	(889)
Adjusted EBITDA (1) (4)	253,839	282,925	290,574
Estimated Avoided Costs (3)	—	(27,000)	(33,000)
Adjusted EBITDA minus Estimated Avoided Costs	$253,839	$255,925	$257,574

Adjusted EBITDA (1) (4)	$253,839	$282,925	$290,574
Pension contributions	(15,475)	(14,168)	(28,266)
Other post-employment benefits payments	(5,715)	(5,597)	(5,808)
Capital expenditures	(117,050)	(116,159)	(119,489)
Unlevered Free Cash Flow (2)	115,599	147,001	137,011
Estimated Avoided Costs (3)	—	(27,000)	(33,000)
Unlevered Free Cash Flow minus Estimated Avoided Costs	$115,599	$120,001	$104,011

(1)For purposes of calculating Adjusted EBITDA (in accordance with the definition of Consolidated EBITDA in the Credit Agreement), the Company adjusts net income/(loss) for interest, income taxes, depreciation and amortization, in addition to:
(a)the add-back of aggregate pension and other post-employment benefits expense,
(b)the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual,
(c)the add-back of costs related to the reorganization, including professional fees for advisors and consultants,
(d)the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance,
(e)the add-back of other non-cash items, including stock compensation expense, except to the extent they will require a cash payment in a future period, and
(f)the add-back (or subtraction) of other items, including facility and office closures, expenses related to permitted transactions, labor negotiation related expenses (including losses related to disruption of operations), non-cash gains/losses and non-operating dividend and interest income and other extraordinary gains/losses.
(2)Unlevered Free Cash Flow refers to Adjusted EBITDA (calculated in accordance with the definition of Consolidated EBITDA in the Credit Agreement) minus capital expenditures, cash pension contributions and other post-employment benefits cash payments.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement (as defined hereinafter in "Debt—February 2013 Refinancing") through the end of 2016 and expect to remain in compliance for 2017.
Cash Flows
Cash at December 31, 2016 totaled $34.9 million compared to $26.6 million at December 31, 2015, excluding restricted cash of $0.7 million and $0.7 million, respectively. During 2016, cash flows from operations of $134.3 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2015 annual performance bonuses, were partially offset by cash outflows largely associated with $117.1 million of capital expenditures. During 2015, cash flows from operations of $112.0 million, which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2014 annual performance bonuses, were partially offset by cash outflows largely associated with $116.2 million of capital expenditures.
The following table sets forth our consolidated cash flow results reflected in our consolidated statements of cash flows (in millions):

	Years Ended December 31,
Net cash flows provided by (used in):	2016	2015	2014
Operating activities	$134.3	$112.0	$121.1
Investing activities	(118.5)	(115.9)	(118.4)
Financing activities	(7.4)	(7.1)	(7.8)
Net increase/(decrease) in cash	$8.4	$(11.0)	$(5.1)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for 2016 increased $22.3 million compared to 2015, primarily due to lower labor negotiation related expenses, lower operating expenses, partially offset by a reduction in revenues.
Net cash provided by operating activities for 2015 decreased $9.1 million compared to 2014, primarily due to increased labor negotiation related expenses and a reduction in revenues partially offset by lower operating expenses as well as lower cash pension contributions.
Investing activities. Net cash used in investing activities for 2016 increased $2.6 million compared to 2015. Capital expenditures were $117.1 million, $116.2 million and $119.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, we completed an immaterial business acquisition during 2016. Net cash used in investing activities for 2015 decreased $2.5 million compared to 2014.
Financing activities. Net cash used in financing activities for 2016 increased $0.3 million compared to 2015, primarily due to increased repayments of capital lease obligations. Net cash used in financing activities for 2015 decreased $0.7 million compared to 2014, primarily due to a reduction in repayments of capital lease obligations.
Pension Contributions and Post-Employment Benefit Plan Expenditures
During the year ended December 31, 2016, we contributed $16.5 million to our Company sponsored qualified defined benefit pension plans and funded benefit payments of $5.7 million under our post-employment benefit plans.

On August 8, 2014, the Highway and Transportation Funding Act (the "Act") was signed into law. This Act contained a pension funding stabilization provision which allows pension plan sponsors to use higher discount rate assumptions when determining the funded status and, accordingly, the funding obligations for its pension plans.
The provisions of the Act resulted in our 2016 minimum required pension plan contribution being lower than it would have been in the absence of this stabilization provision. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term minimum required contributions will be less than they otherwise would have been without the passage of this Act and will increase in the medium to long-term.
In 2017, we expect our aggregate cash pension contributions and cash post-employment benefit payments to be approximately $24 million. See "Item 1A. Risk Factors—The amount we are required to contribute to our qualified pension plans and post-employment benefit plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. In 2016, our net capital expenditures totaled $117.1 million, compared to $116.2 million in 2015. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2017, capital expenditures are expected to be between $110 million to $115 million. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of December 31, 2016, we had $61.1 million, net of $13.9 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required in connection with prepayments. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the years ended December 31, 2016 and 2015. In addition, we were not required to make an excess cash flow payment for fiscal year 2016.
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
Off-Balance Sheet Arrangements
As of December 31, 2016 and December 31, 2015 we had $13.9 million and $14.2 million, respectively, in outstanding letters of credit under the Revolving Facility and $4.1 million and $4.0 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements other than our operating lease obligations, which are not reflected on our balance sheet. See “—Summary of Contractual Obligations” for further detail.

Summary of Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2016 and the periods in which payments are due (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations, including current maturities (a)	$916,000	$6,400	$909,600	$—	$—
Interest payments on long-term debt obligations (b)	170,375	75,763	94,612	—	—
Capital lease obligations, including current maturities	3,034	1,279	1,475	280	—
Operating lease obligations	17,759	6,644	7,519	2,857	739
Purchase obligations (c)	19,524	13,471	5,822	231	—
Other long-term liabilities (d)	269,070	25,569	20,833	15,715	206,953
Total contractual obligations	$1,395,762	$129,126	$1,039,861	$19,083	$207,692

(a)
Long-term debt obligations exclude outstanding letters of credit totaling $13.9 million under the Revolving Facility at December 31, 2016. For more information, see note (8) "Long-term Debt" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

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
The balance excludes $3.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in deferred tax liabilities at December 31, 2016 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur;

(ii)	The balance includes the current portion of our post-employment benefit obligations of $7.1 million presented in the current portion of other accrued liabilities at December 31, 2016; and

(iii)
Our 2017 pension contribution is expected to be approximately $18 million and has been reflected as due in less than one year. Our actual contribution could differ from this estimation. Due to uncertainties in the pension funding calculation, the amount and timing of any other pension contributions are unknown and therefore the remaining accrued pension obligation has been reflected as due in more than 5 years.

Critical Accounting Policies and Estimates
As disclosed in note (2) "Significant Accounting Policies" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report, the preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments. Our critical accounting policies as of December 31, 2016 are as follows:

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
Our qualified pension and post-employment benefit liabilities are highly sensitive to changes in the discount rate. We currently estimate that a movement of 1% in the discount rate would change our December 31, 2016 qualified pension plan benefit obligations by approximately 17%. We currently estimate that a 1% fluctuation in the discount rate would change our December 31, 2016 post-employment benefit obligations by approximately 12%.
The post-employment benefit obligations are also highly sensitive to the medical trend rate assumption. A 1% increase in the medical trend rate assumed for post-employment benefits at December 31, 2016 would result in an increase in the post-employment benefit obligations of approximately $10.1 million and a 1% decrease in the medical trend rate assumed at December 31, 2016 would result in a decrease in the post-employment benefit obligations of approximately $8.4 million.
For additional information on our qualified pension and post-employment benefit plans, see note (11) "Employee Benefit Plans" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
Our only material non-amortizable intangible asset is the FairPoint trade name. An annual quantitative impairment analysis was performed on October 1, 2016. We assess the fair value of our trade name utilizing the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. For this annual impairment review, we made certain assumptions including an estimated royalty rate, long-term growth rate, effective tax rate and discount rate and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale and other revenues not generated through brand recognition. As of October 1, 2016, the estimated fair value exceeded the carrying value;

therefore, an impairment was not necessary. However, future changes in one or more of our assumptions discussed above may result in the recognition of an impairment loss.
For additional information on our FairPoint trade name, see note (6) "Other Intangible Assets" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
New Accounting Standards
For details of recent Accounting Standards Updates and our evaluation of their adoption on our consolidated financial statements, see note (4) "Recent Accounting Pronouncements" to our consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of December 31, 2016, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of December 31, 2016, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements were effective on September 30, 2015. Accordingly, on December 31, 2016, only $446.0 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our consolidated financial statements. For example, with the principal balance of the Term Loan as of December 31, 2016, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.5 million on an annual basis.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control Over Financial Reporting
We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company as of December 31, 2016 using the criteria for effective internal control established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on such evaluation, management determined that the Company's internal control over financial reporting was effective as of December 31, 2016.

BDO USA, LLP, our independent registered public accounting firm who audited the financial statements included in this Annual Report, has issued an attestation report on the Company's internal control over financial reporting. This report appears on the following page.

/s/ Paul H. Sunu
Paul H. Sunu
Chief Executive Officer

/s/ Karen D. Turner
Karen D. Turner
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FairPoint Communications, Inc.
Charlotte, North Carolina

We have audited FairPoint Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FairPoint Communications, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FairPoint Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FairPoint Communications, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 6, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FairPoint Communications, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of FairPoint Communications, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FairPoint Communications, Inc. and subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communications, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia
March 6, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of FairPoint Communications, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. and subsidiaries at December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 2, 2016

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets:
Cash	$34,924	$26,560
Accounts receivable, net	62,395	60,136
Prepaid expenses	24,498	24,410
Other current assets	4,898	5,030
Total current assets	126,715	116,136
Property, plant and equipment, net	1,024,352	1,118,781
Intangible assets, net	75,913	83,879
Restricted cash	653	651
Other assets	3,202	3,079
Total assets	$1,230,835	$1,322,526

Liabilities and Stockholders' Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	1,227	918
Accounts payable	27,598	28,157
Accrued interest payable	10,120	9,983
Accrued payroll and related expenses	26,187	24,753
Other accrued liabilities	47,918	50,018
Total current liabilities	119,450	120,229
Capital lease obligations	1,311	1,223
Accrued pension obligations	133,917	150,562
Accrued post-employment benefit obligations	87,629	94,042
Deferred income taxes, net	28,016	35,075
Other long-term liabilities	16,219	22,739
Long-term debt, net of current portion	898,370	900,145
Total long-term liabilities	1,165,462	1,203,786
Total liabilities	1,284,912	1,324,015
Commitments and contingencies (See Note 18)
Stockholders' deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 27,074,398 and 26,921,066 shares issued and outstanding at December 31, 2016 and 2015, respectively	271	269
Additional paid-in capital	527,613	521,842
Accumulated deficit	(603,497)	(707,592)
Accumulated other comprehensive income	21,536	183,992
Total stockholders' deficit	(54,077)	(1,489)
Total liabilities and stockholders' deficit	$1,230,835	$1,322,526

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Revenues	$824,443	$859,465	$901,396
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	389,316	430,308	440,979
Other post-employment benefit and pension (benefit)/expense	(213,760)	(170,338)	75,282
Selling, general and administrative expense, excluding depreciation and amortization	197,239	206,046	257,627
Depreciation and amortization	222,303	223,819	220,678
Reorganization related expense	—	38	104
Total operating expenses	595,098	689,873	994,670
Income/(loss) from operations	229,345	169,592	(93,274)
Other income/(expense):
Interest expense	(82,697)	(80,718)	(80,371)
Other, net	296	485	7,548
Total other expense	(82,401)	(80,233)	(72,823)
Income/(loss) before income taxes	146,944	89,359	(166,097)
Income tax (expense)/benefit	(42,849)	1,057	29,778
Net income/(loss)	$104,095	$90,416	$(136,319)

Weighted average shares outstanding:
Basic	26,854	26,652	26,449
Diluted	27,119	26,973	26,449

Income/(loss) per share, basic	$3.88	$3.39	$(5.15)

Income/(loss) per share, diluted	$3.84	$3.35	$(5.15)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income/(Loss)
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income/(loss)	$104,095	$90,416	$(136,319)
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $0.7 million tax expense and $0.3 million and $0.7 million tax benefit, respectively)	1,106	(521)	(1,037)
Qualified pension and post-employment benefit plans (net of $49.8 million tax benefit, $10.0 million tax expense and $8.6 million tax benefit, respectively)	(163,562)	503,136	(157,807)
Total other comprehensive income/(loss)	(162,456)	502,615	(158,844)
Comprehensive income/(loss)	$(58,361)	$593,031	$(295,163)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2013	26,481	$264	$512,008	$(661,689)	$(159,779)	$(309,196)
Net loss	—	—	—	(136,319)	—	(136,319)
Stock-based compensation issued, net	230	3	(202)	—	—	(199)
Stock-based compensation expense	—	—	4,274	—	—	4,274
Interest rate swaps other comprehensive loss	—	—	—	—	(1,037)	(1,037)
Employee benefits other comprehensive loss before reclassifications	—	—	—	—	(166,673)	(166,673)
Employee benefits reclassified from accumulated other comprehensive loss	—	—	—	—	8,866	8,866
Balance at December 31, 2014	26,711	$267	$516,080	$(798,008)	$(318,623)	$(600,284)
Net income	—	—	—	90,416	—	90,416
Stock-based compensation issued, net	210	2	(595)	—	—	(593)
Stock-based compensation expense	—	—	6,357	—	—	6,357
Interest rate swaps other comprehensive loss	—	—	—	—	(521)	(521)
Employee benefits other comprehensive income before reclassifications	—	—	—	—	687,643	687,643
Employee benefits reclassified from accumulated other comprehensive income	—	—	—	—	(184,507)	(184,507)
Balance at December 31, 2015	26,921	$269	$521,842	$(707,592)	$183,992	$(1,489)
Net income	—	—	—	104,095	—	104,095
Stock-based compensation issued, net	153	2	(520)	—	—	(518)
Stock-based compensation expense	—	—	6,291	—	—	6,291
Interest rate swaps other comprehensive loss before reclassifications	—	—	—	—	(361)	(361)
Interest rate swaps reclassified from accumulated other comprehensive loss	—	—	—	—	1,467	1,467
Employee benefits other comprehensive income before reclassifications	—	—	—	—	8,029	8,029
Employee benefits reclassified from accumulated other comprehensive income	—	—	—	—	(171,591)	(171,591)
Balance at December 31, 2016	27,074	$271	$527,613	$(603,497)	$21,536	$(54,077)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income/(loss)	$104,095	$90,416	$(136,319)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	42,609	(1,260)	(29,864)
Provision for uncollectible revenue	577	5,793	9,218
Depreciation and amortization	222,303	223,819	220,678
Other post-employment benefits	(228,442)	(184,569)	51,337
Qualified pension	(6,508)	(5,534)	(10,129)
Stock-based compensation	6,291	6,357	4,274
Other non-cash items	5,265	4,211	2,137
Changes in assets and liabilities arising from operations:
Accounts receivable	(2,478)	5,615	8,485
Prepaid and other assets	198	1,327	(338)
Restricted cash	—	—	463
Accounts payable and accrued liabilities	(4,094)	(36,642)	5,068
Accrued interest payable	137	5	1
Other assets and liabilities, net	(5,701)	2,463	(3,948)
Total adjustments	30,157	21,585	257,382
Net cash provided by operating activities	134,252	112,001	121,063
Cash flows from investing activities:
Net capital additions	(117,050)	(116,159)	(119,489)
Acquisition of business, net of cash acquired	(2,729)	—	—
Distributions from investments and proceeds from the sale of property and equipment	1,319	288	1,126
Net cash used in investing activities	(118,460)	(115,871)	(118,363)
Cash flows from financing activities:
Repayments of long-term debt	(6,400)	(6,400)	(6,400)
Restricted cash	(2)	—	—
Proceeds from exercise of stock options	12	13	32
Repayment of capital lease obligations	(1,038)	(770)	(1,445)
Net cash used in financing activities	(7,428)	(7,157)	(7,813)
Net change	8,364	(11,027)	(5,113)
Cash, beginning of period	26,560	37,587	42,700
Cash, end of period	$34,924	$26,560	$37,587

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$77,153	$75,625	$75,520
Income tax paid, net of refunds	1,346	1,021	2,363
Capital additions included in accounts payable	8,586	10,902	13,120
Acquisition of property and equipment by capital lease	1,436	1,320	1,142

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Except as otherwise required by the context, references in notes to the consolidated financial statements to:

•	"FairPoint Communications" refers to FairPoint Communications, Inc., excluding its subsidiaries.

•
"FairPoint" or the "Company" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc., a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "Spinco Merger".

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Spinco Merger.

•	"Telecom Group" refers to FairPoint, exclusive of the acquired Northern New England operations.
(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 22,000 miles of fiber optic cable, including approximately 18,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of December 31, 2016, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of December 31, 2016, the Company operated with approximately 306,600 broadband subscribers, approximately 15,700 Ethernet circuits and approximately 366,100 residential voice lines.
Principles of Consolidation
The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated upon consolidation.
(2) Significant Accounting Policies
(a) Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.
The Company reclassified "Claims payable and estimated claims accrual" to "Other accrued liabilities" in the December 31, 2015 consolidated balance sheet to be consistent with current period presentation.
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
As of December 31, 2016 and 2015, unearned revenue of $18.2 million and $19.9 million, respectively, was included in other accrued liabilities and unearned revenue of $4.8 million and $7.6 million, respectively, was included in other long-term liabilities on the consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company generally requires customers to pay for ancillary special projects in advance. As of December 31, 2016 and 2015, customer deposits of $3.3 million and $2.1 million, respectively, were included in other accrued liabilities on the consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI benchmarks and has the authority to impose penalties. The MPUC opened an investigation into the Company's failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. On September 14, 2016, a hearing examiner for the MPUC issued a report recommending that the MPUC find that FairPoint had failed to meet SQI benchmarks for the period under review and impose a $500,000 penalty as allowed by statute, and provided until October 7, 2016 for comments or exceptions to be filed by interested parties. This recommendation did not constitute MPUC action. The Company promptly filed a motion to implement adjudicatory procedures prior to entry of any final order. After the Company’s motion to implement adjudicatory procedures was briefed by the parties, the Hearing Examiner issued an order on November 30, 2016 granting the Company’s motion in part and permanently withdrawing the Examiner’s September 14, 2016 report.  A case schedule was established by the Hearing Examiner, and a hearing is currently scheduled to begin May 11, 2017. Subsequent legislation in Maine has superseded the SQI benchmarks applied in the examiner’s report. Effective with the new legislation, the reporting of service quality will be required only in the areas of the state where Provider of Last Resort ("POLR") is still required and will be filed and treated as confidential. The number of SQI reporting metrics has been reduced and the benchmarks are less stringent than under previous Commission rules.
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
In evaluating the presentation of taxes and surcharges, such as USF charges, sales, use, value added and some excise taxes, the Company determines whether it is the primary obligor or principal taxpayer. In jurisdictions where the Company deems that it is the principal taxpayer, the Company records these taxes and surcharges on a gross basis and include them in its revenues and costs of services and sales. In jurisdictions where the Company determines that it is a pass through agent for the government authority, it records the taxes on a net basis through the consolidated balance sheets.
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
The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,

	2016	2015	2014

Balance, beginning of period	$8,333	$9,894	$13,142
Provision charged to expense	577	5,793	9,218
Provision charged to other accounts (a)	—	(18)	(43)
Amounts written off, net of recoveries	(5,273)	(7,336)	(12,423)
Balance, end of period	$3,637	$8,333	$9,894

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.

(e) Credit Risk
The financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and gross accounts receivable existing at December 31, 2016. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to accounts receivable are principally related to trade receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.
The Company sponsors qualified pension plans for certain employees. Plan assets associated with these qualified pension plans are held by third party trustees and investments are comprised principally of debt and equity securities. The fair value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional Company contributions to the qualified pension plans in order to meet funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). For additional information regarding the plan assets of the Company's qualified pension plans, including the December 31, 2016 balance at risk, see note (11) "Employee Benefit Plans" herein.
(f) Property, Plant and Equipment
Given that a majority of the Company's property, plant and equipment is plant used in the Company's wireline and fiber-based Ethernet networks, depreciation is principally based on the composite group remaining life method and straight-line composite rates. This methodology provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. When depreciable telephone plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. No gain or loss is generally recognized on disposition of assets. Use of this methodology requires the periodic revision of depreciation rates. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves. The Company utilizes straight-line depreciation for its non-telephone property, plant and equipment.
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
As of December 31, 2016, the Company performed its routine review of impairment triggering events and concluded that it does not believe a triggering event has occurred with respect to property, plant and equipment and intangible assets subject to amortization.
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
During the years ended December 31, 2016, 2015 and 2014, the Company recorded the following with regards to software costs (in thousands):

	Years Ended December 31,
	2016	2015	2014

Capitalized software costs	$10,282	$22,768	$17,984
Capitalized interest costs	$148	$99	$70
Amortization expense on capitalized software	$16,610	$14,669	$11,415
A summary of capitalized software is shown below (in thousands):

	December 31, 2016	December 31, 2015

Gross carrying amount	$167,986	$176,778
Less: accumulated amortization	(128,758)	(131,031)
Net capitalized software	$39,228	$45,747
Estimated future amortization on capitalized software for each of the five years subsequent to December 31, 2016 are as follows (in thousands):

Year ending December 31,
2017	$14,856
2018	$11,670
2019	$7,731
2020	$4,528
2021	$443
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
For its non-amortizable intangible asset impairment assessments of the FairPoint trade name, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applies these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues and other revenues not generated through brand recognition. As of October 1, 2016, the estimated fair value exceeded the carrying value in the Company's quantitative analysis; therefore, an impairment was not necessary. However, future changes in one or more of the assumptions discussed above may result in the recognition of an impairment loss.
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
(m) Employee Benefit Plans
The Company recognizes the overfunded or underfunded status of its qualified defined benefit plans and post-employment benefit plans as either an asset or liability, respectively, on the consolidated balance sheets. Actuarial gains and losses that arise during the year are recognized as a component of comprehensive income/(loss), net of applicable income taxes, and included in accumulated other comprehensive income. These gains and losses are amortized over future years as a component of the net periodic benefit cost.
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
(o) Other Liabilities
Accrued Bonuses. As of December 31, 2016 and 2015, accrued bonuses of $12.7 million and $12.6 million, respectively, were included in accrued payroll and related liabilities on the consolidated balance sheets.
(p) Advertising Costs
Advertising costs are expensed as they are incurred. During the years ended December 31, 2016, 2015 and 2014, advertising costs were $6.5 million, $6.6 million and $9.8 million, respectively.
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
(3) Proposed Merger with Consolidated Communications Holdings, Inc.
On December 3, 2016, FairPoint Communications entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Consolidated Communications Holdings, Inc. ("Consolidated"), a Delaware Corporation, and Falcon Merger Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Consolidated (“Merger Sub”), which provides for, among other things, a business combination whereby Merger Sub will merge with and into FairPoint Communications, with FairPoint Communications as the surviving entity (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease, and FairPoint Communications will survive as a wholly owned subsidiary of Consolidated. Consolidated is a leading business and broadband communications provider throughout its 11-state service area.

If the Merger is completed, under the terms of the Merger Agreement, stockholders of FairPoint Communications will receive 0.7300 shares of common stock of Consolidated for each share of FairPoint Communications common stock that they own immediately before this transaction. If the Merger is not completed, FairPoint Communications may be required to pay a termination fee of $18.9 million under certain circumstances set forth in the Merger Agreement. The Merger is expected to close around the middle of 2017 and is subject to standard closing conditions, including federal and state regulatory approvals and the approval of both Consolidated’s and FairPoint Communications’ stockholders.
For the year ended December 31, 2016, the Company recognized $4.5 million of merger related expenses, primarily for legal and financial advisory costs included in selling, general and administrative expense, excluding depreciation and amortization, on the consolidated statement of operations.
The award agreements granted under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") provide that upon the occurrence of a change in control, unvested benefits will be accelerated and vest in full.
(4) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. While ASU 2014-09 is primarily associated with guidance for revenue from contracts with customers, it also includes new accounting principles related to deferral and amortization of contract acquisition and fulfillment costs. In 2016, the Company performed an assessment of its revenues, acquisition and fulfillment costs from contracts to understand any potential differences to its current accounting policies and business processes. The Company expects to have an impact concerning the deferral of acquisition costs as its current policy is to expense these costs as incurred. At this time, the Company continues to assess and determine data and system requirements necessary to quantify the impacts of this standard as well as to develop and provide the enhanced disclosures required by the new guidance.
In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash considerations, contract modifications and completed contracts at transition. The new pronouncements will be effective for annual and interim periods beginning on or after December 15, 2017. The Company intends to adopt the new standard effective January 1, 2018.
The standard allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. Currently, the Company is evaluating the available adoption methods and plans to select an adoption method in the second half of 2017.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods beginning after December 15, 2016. The Company adopted this pronouncement for its year ended December 31, 2016 and it did not have a material impact on its consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 is to be applied through a retrospective transition method to each period presented. The Company does not believe that the adoption of this pronouncement will have a significant impact on its consolidated statements of cash flows.
(5) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(6) Other Intangible Assets
Indefinite-lived Intangible Assets
At December 31, 2016 and 2015, the Company's trade name is recorded at $39.2 million. In addition, the Company completed an immaterial business acquisition during 2016 and recorded goodwill of $2.5 million. On October 1, 2016 and October 1, 2015, the Company performed its annual non-amortizable intangible asset quantitative analysis and concluded that there was no impairment at that time. As of December 31, 2016, the Company performed its routine review of impairment indicators and concluded that it did not believe a triggering event had occurred.
Other Amortizable Intangible Assets
The Company's amortizable intangible assets are as follows (in thousands):

	December 31, 2016	December 31, 2015
Customer lists (weighted average 9.0 years):
Gross carrying amount	$99,410	$99,000
Less: accumulated amortization	(65,312)	(54,290)
Net customer lists	$34,098	$44,710

Other net amortizable intangible assets	$184	$—

Total amortizable intangible assets	$34,282	$44,710
Amortization expense of the Company's amortizable intangible assets was $11.0 million, $11.0 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is expected to be approximately $11.1 million in 2017, 2018, 2019, respectively, $0.8 million in 2020 and $0.1 million in 2021.

(7) Property, Plant and Equipment
A summary of property, plant and equipment is shown below (in thousands):

	Estimated Life	December 31, 2016	December 31, 2015
	(in years)
Land	—	$35,217	$35,632
Buildings	40	215,897	211,115
Central office equipment	7 – 10	662,042	635,208
Outside communications plant	15 – 35	1,191,142	1,161,042
Furniture, vehicles and other work equipment	5 – 15	257,337	258,749
Plant under construction	—	99,568	81,096
Other	—	16,029	17,144
Total property, plant and equipment		2,477,232	2,399,986
Less: Accumulated depreciation		(1,452,880)	(1,281,205)
Net property, plant and equipment		$1,024,352	$1,118,781
Depreciation expense, excluding amortization of intangible assets, for the years ended December 31, 2016, 2015 and 2014 was $211.3 million, $212.8 million and $209.7 million, respectively. Depreciation expense includes amortization of assets recorded under capital leases.
The Company recorded $0.6 million of asset retirement obligations during the year ended December 31, 2015. Net accretion expense, revisions in cash flow estimates and liability settlements were insignificant during the year. The Company's asset retirement obligations are included as a component of other accrued liabilities or other long-term liabilities in the consolidated balance sheets based on the expected timing of the obligation. As of December 31, 2016, the Company's asset retirement liability of $4.8 million consisted of $0.3 million in other accrued liabilities and $4.5 million in other long-term liabilities. As of December 31, 2015, the Company's asset retirement liability of $4.9 million consisted of $0.8 million in other accrued liabilities and $4.1 million in other long-term liabilities.
(8) Long-term Debt
Long-term debt for the Company at December 31, 2016 and 2015 is shown below (in thousands):

	December 31, 2016	December 31, 2015

Term Loan, due 2019 (weighted average rate of 7.50%)	$616,000	$622,400
Discount on Term Loan (a)	(7,834)	(11,138)
Debt issuance costs	(3,396)	(4,717)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	904,770	906,545
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$898,370	$900,145

(a)
The $7.8 million and $11.1 million discount on the Term Loan (as defined below) as of December 31, 2016 and 2015, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of December 31, 2016, the Company had $61.1 million, net of $13.9 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).
The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan, for each of the three years subsequent to December 31, 2016 are as follows (in thousands):

Year ending December 31,	Balance Due
2017	$6,400
2018	6,400
2019	903,200
Total long-term debt, including current portion	$916,000

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
Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of December 31, 2016, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2016, FairPoint Communications was in compliance with all covenants under the Indenture.
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

The effect of the Company’s interest rate swap agreements on the consolidated balance sheets at December 31, 2016 and 2015 is shown below (in thousands):

	As of December 31, 2016
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$1,762

	As of December 31, 2015
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$2,375
Interest rate swaps, Long-term	Other long-term liabilities	$1,232
The gross effect of the Company’s interest rate swap agreements on the consolidated statements of comprehensive income/(loss) for the years ended December 31, 2016, 2015 and 2014 is shown below (in thousands):

	Amount Recognized in Interest Expense (Pre-Tax)			Amount of Loss/(Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion) (Pre-Tax)
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Interest rate swaps	$2,446	$—	$—	$(1,845)	$865	$1,737
Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan. The Company estimates that approximately $1.8 million will be reclassified as an increase to interest expense in the next 12 months.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in 2016 or 2015.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of December 31, 2016, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$1,762	$—
As of December 31, 2015, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$2,375	$—
Interest rate swaps, Long-term (a)	$—	$1,232	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$608,166	$620,620	$611,262	$616,954
Notes, 8.75%, due 2019	300,000	312,375	300,000	295,500
Total	$908,166	$932,995	$911,262	$912,454

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet dates, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $7.8 million and $11.1 million as of December 31, 2016 and 2015, respectively.
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
The qualified pension plan available to represented employees was closed to new participants and benefits under the prior formula were frozen as of October 14, 2014. For existing participants, future benefit accruals for service on and after February 22, 2015 are at 50% of prior rates and are capped at 30 years of total credited service. The qualified pension plan available to non-represented employees remains frozen.
The post-employment benefit plan provides medical, dental and life insurance benefits to eligible non-represented employees and former represented employees and, in some instances, to their spouses and families. Effective August 28, 2014, active represented employees are no longer eligible for this post-employment benefit plan. Upon ratification of the collective bargaining agreements on February 22, 2015 and for 30 months thereafter, active represented employees who retire and meet the eligibility requirements and their spouses are eligible to receive certain monthly reimbursements of medical insurance premiums until the retired employee reaches age 65 or dies, at which time the benefit will cease for the spouse as well.
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

Plan Assets, Obligations and Funded Status
A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the years ended December 31, 2016 and 2015 (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2016	Year Ended December 31, 2015
Fair value of plan assets:
Beginning fair value of plan assets	$197,062	$195,410
Actual return on plan assets	15,745	(3,677)
Plan settlements	(2,510)	(4,472)
Employer contributions	16,501	14,980
Benefits paid	(3,898)	(5,179)
Ending fair value of plan assets	222,900	197,062
Projected benefit obligation:
Beginning projected benefit obligation	$347,624	$408,216
Service cost	6,880	8,391
Interest cost	15,079	14,879
Plan amendment (a)	—	(40,049)
Plan settlements	(2,510)	(4,472)
Plan curtailment	—	(2,426)
Benefits paid	(3,898)	(5,179)
Actuarial loss	(6,358)	(31,736)
Ending projected benefit obligation	356,817	347,624
Funded status	$(133,917)	$(150,562)

Accumulated benefit obligation	$356,807	$347,619

Net amount recognized in long-term liabilities in the consolidated balance sheets	$(133,917)	$(150,562)

Amounts recognized in accumulated other comprehensive income:
Prior service credit	$29,867	$32,909
Net actuarial loss	(93,953)	(106,704)
Net amount recognized in accumulated other comprehensive income	$(64,086)	$(73,795)

(a)
In the first quarter of 2015, the Company recognized a prior service credit for a negative plan amendment at remeasurement of the represented employees pension plan related to the elimination of prospective future increase in pension bands that were reduced under the terms of the collective bargaining agreements.

	Post-employment Benefit Plans

	Year Ended December 31, 2016	Year Ended December 31, 2015
Fair value of plan assets:
Beginning fair value of plan assets	$—	$—
Employer contributions	5,715	5,597
Benefits paid	(5,715)	(5,597)
Ending fair value of plan assets	—	—
Projected benefit obligation:
Beginning projected benefit obligation	$100,154	$741,372
Service cost	121	4,541
Interest cost	3,927	7,688
Plan amendments (a)	—	(609,619)
Plan curtailment	—	(5,409)
Benefits paid	(5,715)	(5,597)
Actuarial loss	(3,720)	(32,822)
Ending projected benefit obligation	94,767	100,154
Funded status	$(94,767)	$(100,154)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(7,138)	$(6,112)
Long-term liabilities	(87,629)	(94,042)
Net amount recognized in the consolidated balance sheets	$(94,767)	$(100,154)

Amounts recognized in accumulated other comprehensive income:
Net prior service credit	$41,690	$350,322
Net actuarial loss	$(16,508)	$(102,085)
Net amount recognized in accumulated other comprehensive income	$25,182	$248,237

(a)
In the first quarter of 2015, the Company recognized a net prior service credit for a negative plan amendment at remeasurement of the post-employment benefit plan for represented employees primarily related to the elimination of the post-employment benefits for active represented employees under the terms of the collective bargaining agreements.

Qualified Pension Plan Assets. The investment objective for the qualified pension plan assets is to achieve a rate of return sufficient to match or exceed the long-term growth rate of the plan liability, using investment vehicles that are consistent with the duration of each plan's liability. The investment objective also targets minimizing the risk of loss of principal. The Company's strategy emphasizes a long-term equity orientation, global diversification and financial and operating risk controls. Both active and passive management investment approaches are employed depending on perceived market efficiencies and various other factors. Diversification targets of 65% equity securities and 35% fixed income securities for the represented employees plan seeks to minimize the concentration of market risk. For the qualified pension plan for the non-represented employees, the diversification target is 45% equity securities and 55% fixed income securities and is invested using primarily a liability driven investment strategy. The asset allocation at December 31, 2016 for the Company's qualified pension plan assets was as follows:

	Non-Represented Employees Plan	Represented Employees Plan	Total Qualified Pension Plans

Cash and cash equivalents (a)	3.5%	5.4%	5.2%
Equity securities	42.0%	60.3%	58.3%
Fixed income securities	54.5%	34.3%	36.5%
Plan asset portfolio allocation at December 31, 2016	100.0%	100.0%	100.0%

(a)	Cash and cash equivalents at December 31, 2016 include amounts pending settlement from the purchase or sale of equity or fixed income securities.
The fair values for the qualified pension plan assets by asset category at December 31, 2016 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$11,619	$11,619	$—	$—
Equity securities	129,937	129,937	—	—
Fixed income securities	81,344	53,206	28,138	—
Fair value of plan assets at December 31, 2016	$222,900	$194,762	$28,138	$—
The fair values for the qualified pension plan assets by asset category at December 31, 2015 were as follows (in thousands):

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$1,223	$1,223	$—	$—
Equity securities	138,684	79,512	59,172	—
Fixed income securities	57,155	30,856	26,299	—
Fair value of plan assets at December 31, 2015	$197,062	$111,591	$85,471	$—
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
Fixed income securities are investments in corporate bonds, treasury securities, other debt instruments and mutual funds that invest in these instruments. These securities are expected to provide significant diversification benefits, in terms of asset volatility and pension funding volatility, in the portfolio and a stable source of income. Units held in corporate bonds, treasury securities and publicly traded mutual funds that invest in fixed income securities are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values of mutual funds that invest in fixed income securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy.
A reconciliation of the beginning and ending balance of plan assets that are measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015 is as follows (in thousands):

Hedged Equity Funds
Balance at December 31, 2014	$351
Purchases, sales and settlements, net	(351)
Balance at December 31, 2015	$—

Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. During the years ended December 31, 2016, 2015 and 2014, the Company recognized settlement charges in the qualified pension plan that covers non-represented employees.  The settlements were incurred when the cumulative amount of lump sums paid to participants in the respective years exceeded the expected service and interest cost for the respective years. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Service cost	$6,880	$8,391	$14,760
Interest cost	15,079	14,879	15,367
Expected return on plan assets	(15,363)	(14,635)	(13,525)
Amortization of prior service credit	(3,042)	(2,933)	—
Amortization of actuarial loss	5,383	6,718	2,054
Plan curtailment (a)	—	(4,207)	—
Plan settlement	629	1,022	671
Net periodic benefit cost	9,566	9,235	19,327
Less capitalized portion	(599)	(600)	(1,184)
Other post-employment benefit and pension (benefit)/expense	$8,967	$8,635	$18,143

(a)	The Company recognized a curtailment gain as the result of a workforce reduction in July 2015.

	Post-employment Benefit Plans

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Service cost	$121	$4,541	$24,969
Interest cost	3,927	7,688	29,908
Amortization of prior service credit	(308,632)	(304,626)	(948)
Amortization of actuarial loss	81,857	113,424	6,654
Net periodic benefit cost	(222,727)	(178,973)	60,583
Less capitalized portion	—	—	(3,444)
Other post-employment benefit and pension (benefit)/expense	$(222,727)	$(178,973)	$57,139

Other Comprehensive Income. Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31, 2016, 2015 and 2014, respectively, (in thousands):

	Qualified Pension Plans

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Amounts recognized in other comprehensive income:
Prior service credit	$—	$(40,049)	$—
Net (gain)/loss arising during the period	(6,739)	(13,424)	72,670
Amortization of prior service credit	3,042	2,933	—
Amortization of net actuarial loss	(5,383)	(6,718)	(2,725)
Plan curtailment	—	1,781	—
Plan settlement	(629)	(1,022)	—
Total amount recognized in other comprehensive income	$(9,709)	$(56,499)	$69,945

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:
Prior service credit	$3,042
Net actuarial loss	(4,772)
Total amount estimated to be amortized from accumulated other comprehensive income in the next fiscal year	$(1,730)

	Post-employment Benefit Plans

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Amounts recognized in other comprehensive income:
Prior service credit	$—	$(619,454)	$(46,277)
Prior service cost	—	9,835	—
Plan curtailment	—	(5,409)	—
Net (gain)/loss arising during the period	(3,720)	(32,822)	148,434
Amortization of prior service credit	308,632	304,626	948
Amortization of net actuarial loss	(81,857)	(113,424)	(6,654)
Total amount recognized in other comprehensive income	$223,055	$(456,648)	$96,451

Estimated amounts that will be amortized from accumulated other comprehensive income in the next fiscal year:
Net prior service credit	$1,819
Net actuarial loss	(1,083)
Total amount estimated to be amortized from accumulated other comprehensive income in the next fiscal year	$736
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

Projected Benefit Obligation Assumptions. The weighted average assumptions used in determining projected benefit obligations are as follows:

	December 31, 2016	December 31, 2015
Qualified Pension Plans:
Discount rate	4.49%	4.44%
Rate of compensation increase (a)	3.00%	3.00%
Post-employment Benefit Plans:
Discount rate	4.20%	4.15%
Rate of compensation increase (a)	N/A	N/A

(a)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.
Net Periodic Benefit Cost Assumptions. The weighted average assumptions used in determining net periodic cost are as follows:

	Years Ended December 31,
	2016	2015	2014
Qualified Pension Plans:
Discount rate	4.48%	4.39%	4.92%
Expected return on plan assets (a)	7.34%	7.31%	7.66%
Rate of compensation increase (b)	3.00%	3.00%	3.00%
Post-employment Benefit Plans:
Discount rate	4.18%	3.54%	4.98%
Rate of compensation increase (b)	N/A	N/A	4.00%
Healthcare cost trend rate (c)	7.40%	7.70%	7.90%
Rate that the cost trend rates ultimately declines to	4.50%	4.50%	4.50%
Year that the rates reach the terminal rate	2037	2030	2030

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

(b)	The rate of future increases in compensation assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.

(c)	The rate of healthcare cost trend assumption for 2016 and 2015 applies to the other post-employment benefit plan for management and existing represented retirees.
Post-employment Benefit Plans Sensitivity. A 1% change in the medical trend rate assumed for post-employment benefits at December 31, 2016 would have the following effects (in thousands):

Increase (Decrease)
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$420
Effect on benefit obligation	$10,122
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(349)
Effect on benefit obligation	$(8,423)

Estimated Future Contributions and Benefit Payments
Legislation enacted in 2014 changed the method in determining the discount rate used for calculating a qualified pension plan’s unfunded liability. This act contained a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, the Company's 2016 and 2015 minimum required pension plan contributions are significantly lower than it would have been in the absence of this stabilization provision.
Estimated future employer contributions and benefit payments as of December 31, 2016 are as follows (in thousands):

	Qualified Pension Plans	Post-employment Benefit Plans

Expected employer contributions for fiscal year 2017	$18,431	$7,138
Expected benefit payments for fiscal years:
2017	$8,558	$7,138
2018	9,919	6,686
2019	11,473	6,637
2020	11,846	6,455
2021	13,135	6,267
2022-2026	84,859	27,230
401(k) Savings Plans
As of December 31, 2016, the Company and its subsidiaries sponsor a voluntary 401(k) savings plans that cover all eligible Telecom Group employees and northern New England management employees, and a voluntary 401(k) savings plan that covers all eligible northern New England represented employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes an amount of matching contributions to the 401(k) Plans determined by the Company at its discretion for management employees and based on collective bargaining agreements for all other employees. For the 401(k) Plan years ended December 31, 2016, 2015 and 2014, the Company generally matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $8.9 million, $8.8 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(12) Income Taxes
Income Tax (Expense)/Benefit
Income tax (expense)/benefit for the years ended December 31, 2016, 2015, 2014, respectively, consists of the following components (in thousands):

	Years Ended December 31,

	2016	2015	2014
Current:
Federal	$—	$—	$—
State and local	(240)	(203)	(86)
Total current income tax expense	(240)	(203)	(86)
Deferred:
Federal	(35,179)	(1,501)	25,081
State and local	(7,430)	2,761	4,783
Total deferred income tax (expense)/benefit	(42,609)	1,260	29,864
Total income tax (expense)/benefit	$(42,849)	$1,057	$29,778
For the year ended December 31, 2016, the tax expense on $146.9 million of pre-tax net income equates to an effective tax rate of 29.2%. The rate differs from the 35% federal statutory rate primarily due to a tax benefit associated with a decrease in the valuation allowance offset by a tax expense related to state taxes.

For the year ended December 31, 2015, the tax benefit on $89.4 million of pre-tax net income equates to an effective tax rate of (1.2)%. The rate differs from the 35% federal statutory rate primarily due to a tax benefit associated with a decrease in the valuation allowance as well as a tax benefit related to state taxes.
For the year ended December 31, 2014, the tax benefit on $166.1 million of pre-tax loss equates to an effective tax rate of 17.9%. The rate differs from the 35% federal statutory rate primarily due to tax expense associated with an increase in the valuation allowance offset by a tax benefit related to state taxes.
A reconciliation of the Company's statutory tax rate to its effective tax rate is presented below (in percentages):

	Years Ended December 31,
	2016	2015	2014
Statutory federal income tax/(benefit) rate(1)	35.0%	35.0%	(35.0)%
State income tax benefit, net of federal income tax	3.3	(1.9)	(2.1)
Other, net	0.7	0.2	0.3
Valuation allowance (benefit)/expense	(9.8)	(34.5)	18.9
Effective income tax rate	29.2%	(1.2)%	(17.9)%
(1) The statutory federal income tax is an expense in 2016 and 2015 due to pre-tax net income for those years and the statutory federal income tax is a benefit in 2014 due to pre-tax net losses for the year ended December 31, 2014.
The effective tax rate reflected in accumulated other comprehensive income for the year ended December 31, 2016 is 23.2%. This effective tax rate is due to a tax benefit on other net comprehensive loss partially offset by tax expense associated with an increase in the valuation allowance.
Deferred Income Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Federal and state tax loss carryforwards	$106,928	$103,981
Employee benefits	107,152	115,531
Allowance for doubtful accounts	1,454	3,342
Alternative minimum tax and other state credits	4,299	5,094
Capitalized restructuring costs	2,326	2,739
Deferred revenue	3,636	4,414
Other, net	4,673	8,059
Total gross deferred tax assets	230,468	243,160
Deferred tax liabilities:
Property, plant, and equipment	183,575	212,906
Goodwill and other intangible assets	26,184	29,588
Other, net	7,274	10,613
Total gross deferred tax liabilities	217,033	253,107
Net deferred tax assets (liabilities) before valuation allowance	13,435	(9,947)
Valuation allowance	(41,451)	(25,128)
Net deferred tax liabilities	$(28,016)	$(35,075)
At December 31, 2016, the Company had gross federal NOL carryforwards of $285.0 million. The Company's remaining federal NOL carryforwards will expire from 2019 to 2036. At December 31, 2016, the Company had a net, after attribute reduction, state NOL deferred tax asset of $11.6 million. The Company's remaining state NOL carryforwards will expire from 2017 to 2036. The amount that expired in 2016 was negligible. At December 31, 2016, the Company had a negligible alternative minimum tax credit carryover and had $4.3 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States of America federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Spinco Merger and the

Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes it can use the NOLs even with these restrictions in place.
Valuation Allowance. At December 31, 2016 and 2015, the Company established a valuation allowance against its deferred tax assets of $41.5 million and $25.1 million, respectively, which consists of a $29.2 million and $14.7 million federal allowance, respectively, and a $12.3 million and $10.4 million state allowance, respectively. During 2016, an increase in the Company's valuation allowance of $35.5 million was allocated to accumulated other comprehensive income in the consolidated balance sheet. During 2015, a decrease in the Company's valuation allowance of $195.5 million was allocated to accumulated other comprehensive income in the consolidated balance sheet. During 2014, an increase in the Company's valuation allowance of $58.3 million was allocated to accumulated other comprehensive income in the consolidated balance sheet.
The following is activity in the Company's valuation allowance for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$(25,128)	$(259,857)	$(166,773)
(Increase) decrease allocated to other comprehensive income	(35,511)	195,540	(58,254)
(Increase) decrease allocated to continuing operations	19,188	39,189	(34,830)
Balance, end of period	$(41,451)	$(25,128)	$(259,857)
Unrecognized Tax Benefits. As of December 31, 2016, the Company's total unrecognized tax benefits were $4.0 million, which were recorded as a reduction of the Company's federal and state NOL carryforwards. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $3.8 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2014	$4,035
Additions for tax positions of prior years	12
Balance as of December 31, 2015	$4,047
Additions for tax positions of prior years	—
Balance as of December 31, 2016	$4,047
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2014, the Company made payments of interest and penalties in the amount of $0.1 million. During the years ended December 31, 2016 and December 31, 2015, the Company did not make any payments of interest and penalties. There was nothing accrued in the consolidated balance sheets for the payment of interest and penalties at December 31, 2016 and 2015, respectively, as the remaining unrecognized tax benefits would only serve to reduce the Company's current federal and state NOL carryforwards, if ultimately recognized.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States of America federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. Based solely on statutes of limitations, the Company would not be subject to United States of America federal, state and local, or non-United States of America income tax examinations by tax authorities for years prior to 2012. However, tax years prior to 2012 may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those years are utilized in the future. As of December 31, 2016 and 2015, the Company does not have any significant jurisdictional tax audits.

(13) Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income, net of income tax, were as follows (in thousands):

	December 31, 2016	December 31, 2015
Accumulated other comprehensive income, net of taxes:
Fair value of interest rate swaps	$(1,054)	$(2,160)
Qualified pension and other post-employment benefit plans	22,590	186,152
Total accumulated other comprehensive income, net of taxes	$21,536	$183,992
Other comprehensive income for the years ended December 31, 2016 and 2015, respectively, includes changes in the fair value of the Company's cash flow hedges, actuarial losses and prior service credits related to the qualified pension and other post-employment benefit plans arising during the respective periods and amortization of these actuarial losses and prior service credits. For further detail of amounts recognized in other comprehensive income related to the cash flow hedges, see note (9) "Interest Rate Swap Agreements" herein. For further detail of amounts recognized in other comprehensive income related to the qualified pension and other post-employment benefit plans, see note (11) "Employee Benefit Plans—Plan Assets, Obligations and Funded Status—Other Comprehensive Income" herein.
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income to the consolidated statement of operations (in thousands):

Year Ended December 31, 2016
Employee benefits:
Amortization of actuarial loss (.65 years to 11.47 years) (a)	$87,240
Amortization of net prior service credit (.87 years to 23.91 years) (a)	(311,674)
Plan settlement (a)	629
Total employee benefits reclassified from accumulated other comprehensive income	(223,805)
Tax benefit (b)	52,214
Total employee benefits reclassified from accumulated other comprehensive income, net	$(171,591)

Interest rate swaps:
Interest rate swaps reclassified from accumulated other comprehensive income (c)	$2,446
Tax expense (b)	$(979)
Total interest rate swaps reclassified from accumulated other comprehensive income, net	$1,467

Total amounts reclassified from accumulated other comprehensive income, net	$(170,124)
(a) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See note (11) "Employee Benefit Plans" for details.
(b) See note (12) "Income Taxes" for details.
(c) These accumulated other comprehensive income components are included in interest expense. See note (9) "Interest Rate Swap Agreements" for details.
(14) Earnings Per Share
Basic earnings per share of the Company is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation using the treasury stock method includes the impact of stock units, shares of non-vested restricted stock and shares that could be issued under outstanding stock options.
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 199,222, 232,274 and 235,462 for the years ended December 31, 2016, 2015 and 2014, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the consolidated balance sheets.

Potentially dilutive shares exclude warrants and stock options in accordance with the treasury stock method primarily due to exercise prices exceeding the average market value. Since the Company incurred a loss for the year ended December 31, 2014, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.
The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Years Ended December 31,
	2016	2015	2014
Weighted average number of common shares used for basic earnings per share	26,854,396	26,652,240	26,449,408
Effect of potential dilutive shares	265,041	320,639	—
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	27,119,437	26,972,879	26,449,408
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	3,916,342	4,141,096	4,463,364

(15) Stockholders' Deficit
At December 31, 2016, 37,500,000 shares of common stock were authorized and 27,074,398 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants may be exercised at any time on or before January 24, 2018.
(16) Stock-Based Compensation
Stock-based compensation expense recognized in the financial statements is as follows (in thousands):

	Years Ended December 31,

	2016	2015	2014

Amounts charged against income, before income tax benefit	$6,291	$6,357	$4,274
Amount of related income tax benefit recognized in income	(2,516)	(2,529)	(1,714)
Total net income/loss impact	$3,775	$3,828	$2,560
At December 31, 2016, the Company had $5.6 million of stock-based compensation cost related to non-vested awards that will be recognized over a weighted average period of 1.75 years, all of which is related to awards granted under the Long Term Incentive Plan.
Long Term Incentive Plan
The Long Term Incentive Plan provides for grants of up to 5,674,277 shares of common stock awards, of which stock options, restricted stock awards and performance share awards and other types of equity awards can be granted. As of December 31, 2016, there are 1,423,409 shares available for grant under the Long Term Incentive Plan. Each stock option granted reduces the availability under the Long Term Incentive Plan by one share. Prior to the approval of the amendment and restatement of the Long Term Incentive Plan by the Company's stockholders on May 12, 2014, each restricted stock award granted reduced the availability under the Long Term Incentive Plan by one share and on or after May 12, 2014 each restricted stock award granted reduces the availability by 1.35 shares. Upon the exercise of each stock option or vesting of each restricted share award, one new share of common stock will be issued.
For the years ended December 31, 2016, 2015 and 2014, the Company granted shares of restricted stock and stock options with one of the following vesting terms: (i) vest immediately; (ii) vest 100% on the first anniversary; (iii) vest over three equal annual installments, with one-third vesting on the first anniversary of the grant date and one-third on the second and third anniversaries thereafter or (iv) vest 25% immediately and 25% on the first, second and third anniversaries thereafter. In addition, for the year ended December 31, 2016, the Company granted performance share awards that vest at the end of a three-year performance period based upon achievement of certain market (total shareholder return) and non-market (growth revenue) performance measures.
Stock Options. Stock options have a term of 10 years from the date of grant; however, vested stock options will generally expire 90 days after an employee's termination with the Company, unless the Company is in a blackout period. Stock option activity under the Long Term Incentive Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,399,123	$16.74
Granted (a)	462,374	13.31
Exercised	(51,050)	6.28
Forfeited	(2,005)	4.31
Expired	(33,597)	23.65
Outstanding at December 31, 2014	1,774,845	$16.03
Granted (a)	620,843	14.74
Exercised (b)	(210,638)	10.07
Forfeited	(83,495)	13.41
Expired	(70,943)	24.07
Outstanding at December 31, 2015	2,030,612	$16.08
Granted (a)	531,975	14.57
Exercised (b)	(178,650)	10.27
Forfeited	(96,592)	14.35
Expired	(115,875)	23.58
Outstanding at December 31, 2016	2,171,470	$15.87	6.5

Exercisable at December 31, 2016 (c)	1,492,405	$16.49	5.6
Vested and Expected to Vest at December 31, 2016 (d)	2,148,754	$15.88	6.5

(a)
During the years ended December 31, 2016, 2015 and 2014, the weighted average grant date fair value of stock options granted was $4.3 million, $5.4 million and $3.2 million, respectively. For purposes of determining compensation expense, the grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted were as follows:

	Years Ended December 31,

	2016	2015	2014

Expected life (1)	5.5 - 6.5 years	5.5 - 6.5 years	5.5 - 6.5 years
Expected dividend (2)	—	—	—
Expected volatility (3)	55.1%	59.6%	51.0%
Risk-free interest rate (4)	1.40% - 1.76%	1.35% - 2.02%	1.63% - 2.19%

(1)
The 5.5-year and 6.5-year expected lives (estimated period of time outstanding) of stock options granted were estimated using the ‘Simplified Method' which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of the Company's employees.

(2)	For all stock options granted during 2016, 2015 and 2014, no dividends are planned to be paid over the contractual term of the stock options resulting in the use of a zero expected dividend rate.

(3)
The expected volatility rate is based on the observed historical volatilities of the Company's common stock and observed historical and implied volatilities of comparable companies, which were adjusted to account for the various differences between the comparable companies and the Company.

(4)	The risk-free interest rate is specific to the date of grant and is based on the United States Treasury constant maturity market yield in effect at the time of the grant.

(b)	During the years ended December 31, 2016 and 2015, the total intrinsic value of stock options that were exercised was $0.9 million and $1.7 million, respectively.

(c)
Based upon a fair market value of the common stock as of December 30, 2016 of $18.70 per share, the stock options that are exercisable have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $6.5 million.

(d)
Based upon a fair market value of the common stock as of December 30, 2016 of $18.70 per share, the stock options that have vested and are expected to vest have an aggregate intrinsic value (equal to the value of in-the-money stock options above their respective exercise price) of $9.2 million.

Based upon the respective grant fair value, the aggregate fair value of stock options that vested during the years ended December 31, 2016, 2015, and 2014 was $3.2 million, $2.7 million, and $2.9 million, respectively.
Time-Based Restricted Stock Awards. Restricted stock award activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2013	264,655	$12.64
Granted (a)	216,586	13.21
Vested (b)	(249,205)	13.58
Non-vested at December 31, 2014	232,036	$12.15
Granted (a)	161,011	15.06
Vested (b)	(156,445)	12.52
Forfeited	(10,550)	$12.21
Non-vested at December 31, 2015	226,052	$13.97
Granted (a)	175,735	14.68
Vested (b)	(158,469)	13.89
Forfeited	(47,350)	14.42
Non-vested at December 31, 2016	195,968	$14.56

(a)
The grant date fair value per share of the restricted stock awards under the Long Term Incentive Plan was calculated as the fair market value per share of the common stock on the date of grant. During the years ended December 31, 2016, 2015 and 2014, the weighted average grant date fair value of restricted stock awards granted was $2.6 million, $2.4 million, and $2.9 million, respectively.

(b)
Based upon the respective grant date fair value, the aggregate fair value of restricted stock which vested during the years ended December 31, 2016, 2015 and 2014 was $2.2 million, $2.0 million and $3.4 million, respectively.

Performance Share Awards. Performance share awards activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2014	—	$—
Granted (a)	149,500	12.87
Forfeited	(18,443)	12.82
Non-vested at December 31, 2015	131,057	$12.87
Granted (a)	126,000	11.88
Forfeited	(38,278)	12.38
Non-vested at December 31, 2016	218,779	$12.39

(a)
During the years ended December 31, 2016 and 2015, the weighted average grant date fair value of performance share awards granted was $1.5 million and $1.9 million, respectively. The grant date fair value of the non-market portion of the performance share awards was calculated as the fair market value of the common stock on the date of grant. For purposes of determining compensation expense for the market portion of the performance share awards, the grant date fair value was estimated using the Monte Carlo valuation model.
(17) Business Concentrations
Geographic
As of December 31, 2016, 83% of the Company's residential voice lines were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company's services and a resulting loss of access line equivalents which could have a material adverse effect on the Company's business, financial condition, results of operations, liquidity and/or the market price of the Company's outstanding securities.
In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.
Labor
As of December 31, 2016, the Company employed approximately 2,500 employees, approximately 1,500, or 60%, of whom were covered by 13 collective bargaining agreements.
(18) Commitments and Contingencies
(a) Leases
The Company currently leases real estate and network equipment under capital and operating leases expiring through the year ending 2039. The Company accounts for leases using the straight-line method, which amortizes contracted total payments evenly over the lease term.
Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2017	$1,279	$6,644
2018	921	4,607
2019	554	2,912
2020	224	1,895
2021	56	962
Thereafter	—	739
Total minimum lease payments	$3,034	$17,759
Less: interest and executory cost	(496)
Present value of minimum lease payments	2,538
Less: current installments	(1,227)
Long-term obligations at December 31, 2016	$1,311
Total rent expense primarily for real estate, vehicles and office equipment was $9.4 million, $9.4 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.
(b) Legal Proceedings
From time to time, the Company is party to various other legal and regulatory proceedings in the ordinary course of business. The Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who as plaintiffs have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. These cases have all been consolidated and transferred to federal district court (the "Court") in Dallas,

Texas. The defendants filed joint motions to dismiss these actions. On November 17, 2015, the Court granted the defendants' motions dismissing the plaintiffs' federal law based claims with prejudice. The state law based claims were allowed to be amended and refiled. The Court denied the plaintiffs' request for an immediate appeal of the dismissal of the federal law based claims. Counterclaims against the plaintiffs for the failure to pay these access charges have been filed by the Company. The Company and some of the co-defendants have filed lawsuits against a third long distance communications company for the failure to pay this same type of access charge. These additional lawsuits have also been consolidated and transferred to the Court. Additional motions have been filed by the plaintiffs and defendants, which are still pending. At this time, an estimate of the impact, if any, of these claims cannot be made.
See also "Class Action Complaint" under note (20) "Subsequent Events" herein.
While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on the Company’s business, financial condition, or operating results.
(c) Restricted Cash
As of December 31, 2016 and 2015, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the consolidated balance sheets.
(19) Quarterly Financial Information (Unaudited)
The quarterly information presented below represents selected quarterly financial results for the quarters ended March 31, June 30, September 30, and December 31, 2016 and 2015 (in thousands, except per share data).

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$206,816	$206,557	$207,141	$203,929
Other post-employment benefit and pension (benefit)/expense (1)	(53,228)	(53,486)	(67,428)	(39,618)
Net income (2)	18,568	29,315	40,207	16,005
Income/(loss) per share:
Basic	$0.69	$1.09	$1.50	$0.60
Diluted	$0.68	$1.08	$1.48	$0.59

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$213,974	$214,098	$221,569	$209,824
Other post-employment benefit and pension (benefit)/expense (1)	(6,898)	(52,460)	(57,568)	(53,412)
Net income/(loss) (2)	(45,213)	40,265	53,054	42,310
Loss per share:
Basic	$(1.70)	$1.51	$1.99	$1.59
Diluted	$(1.70)	$1.49	$1.96	$1.56

(1) Presented for comparative purposes.
(2) The Company generated net income beginning in the second quarter of 2015 largely due to the remeasurement of the employee benefit plans in the first quarter of 2015 as described further in note (11) "Employee Benefit Plans."

(20) Subsequent Events
Class Action Complaint
On February 7, 2017, an alleged class action complaint was filed by a purported stockholder of FairPoint Communications in the United States District Court for the Western District of North Carolina (Case No. 3:17-cv-51) against FairPoint Communications, its directors, Consolidated and Merger Sub. Among other things, the complaint alleges that the disclosures in the Form S-4 Registration Statement filed by Consolidated with the Securities and Exchange Commission on January 26, 2017 in connection with the Merger are materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiff seeks to enjoin the defendants from consummating the Merger on the agreed-upon terms or alternatively, to rescind the Merger in the event the defendants consummate the Merger, in addition to damages and attorney fees and costs. FairPoint Communications and the other defendants have not yet filed an answer or other responsive pleading to the complaint.
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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
See "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report for the Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, each of which is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth the names and ages of our directors, with the exception of Mr. Sunu, as of December 31, 2016.

Name	Age
Peter D. Aquino	55
Dennis J. Austin	72
Peter C. Gingold	43
Edward D. Horowitz	69
Michael J. Mahoney	66
Michael K. Robinson	59
David L. Treadwell	62
Wayne Wilson	67
Peter D. Aquino—Mr. Aquino has served as President and CEO of Internap Corporation ("Internap") (NASDAQ: INAP) since September 2016. Mr. Aquino held leadership positions in both public and private companies, specializing in turnarounds, start-ups and emerging markets. He is the founder of Broad Valley Capital, LLC, focused on companies needing both telecommunications expertise and capital. Mr. Aquino previously served as the Executive Chairman of Primus Telecom Group, Inc. ("PTGI") (NYSE: PTGI) until April 30, 2013, transitioning from chairman and CEO after nearly a three-year assignment with the international telecommunications company. Prior to PTGI, Mr. Aquino was the President and CEO of RCN Corporation (formerly NASDAQ: RCNI) from December 2004 until its go-private sale in August 2010. Mr. Aquino formerly served as chairman of the United Way Worldwide - U.S. Board of Trustees through 2015 and as a board member of TiVo, Inc. (NASDAQ: TIVO) through 2016. Mr. Aquino currently serves as a board member of Internap and Lumos Networks Corp. (NASDAQ: LMOS). Mr. Aquino is a graduate of Montclair State College in New Jersey and has a Masters of Business Administration from George Washington University in Washington, DC.
We believe Mr. Aquino's qualifications to serve on our board include his leadership background in the communications industry, including his experience from both an operational and financial perspective and his service as a member of the board of directors of two other publicly-traded companies.
Dennis J. Austin—Mr. Austin has served as an independent telecommunications consultant since 2002.  Mr. Austin previously served as a consultant at BearingPoint, formerly KPMG Consulting and formerly KPMG LLP, from 1995 to 2002 and as vice president at San Francisco Consulting Group ("SFCG") from 1985 to 1995. Prior to joining SFCG, Mr. Austin was vice president of engineering with Dataspeed Inc. from 1983 to 1985 and director of switch engineering, network planning and design at GTE Sprint from 1977 to 1983. Prior to joining GTE Sprint, Mr. Austin served as a member of the technical staff with Bell Telephone Laboratories from 1966 to 1977. Mr. Austin holds a Ph.D. in electrical engineering from Stanford University.
We believe Mr. Austin's qualifications to serve on our board include his significant consulting and leadership experience in the telecommunications industry, as well as his strong technical and product background.
Peter C. Gingold—Mr. Gingold joined Angelo, Gordon & Co. ("Angelo Gordon") in May of 2007 as a vice president and became a director of Angelo Gordon in February 2011, in each case focusing in distressed and leverage credit. Mr. Gingold became a managing director of Angelo Gordon in February 2014. Mr. Gingold's background includes significant management experience across several operational roles, positions as an investment banker and functions related to corporate development and strategy.  Mr. Gingold currently serves as a board member of C&D Technologies, Inc. He holds a Bachelor of Science degree from Cornell University and a Master of Business Administration degree from the Columbia Business School.
We believe Mr. Gingold's qualifications to serve on our board include his extensive understanding of equity and debt capital markets, as well as his current and past positions on the boards or as a board observer of other companies.
Edward D. Horowitz—Mr. Horowitz currently serves as our chair of the board of directors. Mr. Horowitz is chairman of EdsLink LLC, a New York City based venture capital firm, which he founded in 2000 and is also a director of Globecomm Systems Inc. and the First Responder Network Authority.  He served as co-CEO of Encompass Digital Media, a global operator of satellite teleports and digital content management from January 2013 through March 2014 and on its board from 2010 through 2014. Mr. Horowitz served as president and CEO of SES-Americom, a communications satellite operator and as a member of the executive committee of its parent company, SES (SESG, Lux.) from 2005 to 2008.  Before founding EdsLink LLC, Mr. Horowitz was executive vice president of Advanced Development at Citigroup from 1997 through 2000 and was the founder and chairman of e-Citi. Prior to joining Citigroup, from 1989 to 1997, Mr. Horowitz was a senior vice president of Viacom Inc. and a member of its operating committee. Mr. Horowitz is a trustee of the New York Hall of Science and the American Management Association. He received a Bachelor of Science degree in physics from the City College of New York and a Master of Business Administration degree from the Columbia Business School.
We believe Mr. Horowitz's qualifications to serve on our board include his breadth of leadership experience in the communications industry, as well as his current and past service on the boards of other companies.
Michael J. Mahoney—Mr. Mahoney previously served as president and CEO of Commonwealth Telephone Enterprises, Inc. ("Commonwealth Telephone") from 2000 to 2007.  Prior to joining Commonwealth Telephone, Mr. Mahoney served as president and chief operating officer of RCN Corporation from 1997 to 2000 and as president and chief operating officer of C-TEC Corporation from 1993 to 1997.  Mr. Mahoney currently serves as a director of Level 3 Communications, Inc. (NYSE: LVLT). He received a Bachelor of Science degree in accounting from Villanova University.
We believe Mr. Mahoney's qualifications to serve on our board include his extensive management, operational and financial experience in telecommunications and specifically in businesses similar to ours, his significant regulatory experience and expertise and his service as a director of another publicly-traded company.
Michael K. Robinson—Mr. Robinson has served as president and CEO since 2005, and as a director since 2009, of Broadview Networks, Inc. ("Broadview").  Broadview executed a pre-packaged Chapter 11 restructuring in the third quarter of 2012 and exited bankruptcy in November 2012. Mr. Robinson previously served as executive vice president and chief financial officer ("CFO") of US LEC (which is now part of Windstream Corporation) from 1998 to 2005. Prior to 1998, Mr. Robinson spent 10 years as an executive at Alcatel (now Alcatel-Lucent). Mr. Robinson also serves as a director of Lumos Networks Corp. (NASDAQ: LMOS). Mr. Robinson received a bachelor's degree in Business and Economics from Emory & Henry College and a Master of Business Administration degree from Wake Forest University.
We believe Mr. Robinson's prior experience in telecommunications, from an operational, strategic and financial perspective, adds significant perspective to the changing market for communication services.
David L. Treadwell—Mr. Treadwell has been a director of FairPoint since 2011 and serves on a number of other boards in various industries. Mr. Treadwell currently serves on the board of directors of two other publicly traded companies: Flagstar Bancorp. Inc. (NYSE: FBC) and Visteon Corporation (NYSE: VC). He also serves as chairman of the following privately held firms: Revere Industries, LLC, AGY, LLC, WinCorp LLC, U.S. Well Services LLC and Grow Michigan, LLC. Mr. Treadwell also serves on the board of directors of C&D Technologies, Inc. He previously served as president and CEO of EP Management Corporation, formerly known as EaglePicher Corporation, from 2006 through 2011. Mr. Treadwell was EaglePicher Corporation's chief operating officer from 2005 to 2006. Prior to that, he served as CEO of Oxford Automotive, Inc. in 2004 to 2005 through its restructuring. Mr. Treadwell received a Bachelor of Business Administration degree from the University of Michigan, Ann Arbor.
We believe Mr. Treadwell's qualifications to serve on our board include his strong operational and leadership skills and his previous experience outside of the telecommunications industry, as well as his previous experience as a turn-around agent for businesses seeking strategic alternatives.
Wayne Wilson—Mr. Wilson, a New Hampshire resident, has been an independent business advisor since 2002. From 1995 to 2002, Mr. Wilson served in various roles as president, chief operating officer and CFO of PC Connection, Inc., a Fortune 1000 direct marketer of information technology products and services.  From 1986 to 1995, Mr. Wilson was a partner in the assurance and advisory services practice of Deloitte & Touche LLP.  He previously served as a director of ARIAD Pharmaceuticals, Inc. (NASDAQ: ARIA), Edgewater Technology, Inc. (NASDAQ: EDGW), Hologic, Inc. (NASDAQ: HOLX) and Cytyc Corporation. Mr. Wilson received a Bachelor of Arts degree in political science from Duke University and a Master of Business Administration degree from the University of North Carolina at Chapel Hill. He is a certified public accountant in New Hampshire and North Carolina.
We believe Mr. Wilson's qualifications to serve on our board include his strong accounting and finance understanding gained from years as a certified public accountant in industry and with a major public accounting firm. This allows him to provide leadership to our audit committee. Mr. Wilson's qualifications also include his experience as a director on the boards of multiple publicly-traded companies. Mr. Wilson also fulfills the regulatory requirement that at least one member of our board reside in northern New England, as Mr. Wilson is a resident of New Hampshire.

Executive Officers
The following table sets forth the names and positions of our current executive officers and their ages as of December 31, 2016.

Name	Age	Position
Paul H. Sunu	60	Director and Chief Executive Officer
Karen D. Turner	48	Executive Vice President and Chief Financial Officer
Bruce F. Metge	60	Executive Vice President and Chief Legal Officer
Peter G. Nixon	64	Executive Vice President, Revenue and External Affairs
John J. Lunny	53	Executive Vice President and Chief Technology Officer
Steven G. Rush	59	Executive Vice President, Northern New England Operations
John T. Hogshire	55	Senior Vice President and Controller
The following sets forth selected biographical information for our executive officers.
Paul H. Sunu—Mr. Sunu has served as our CEO since August 2010, prior to which he was CFO of Hargray Communications Group, Inc., a position he had held since 2008.  Mr. Sunu was CFO of Hawaiian Telcom Communications, Inc. from 2007 to 2008 and a managing director and CFO of Madison River Communications Corp. from 1996 to 2007.  He currently serves as the vice-chairman of the board of directors of Electric Lightwave Communications, Inc. and is a former board member of Madison River Communications Corp., Hawaiian Telcom Communications, Inc. and Centennial Communications Corp. He received a Bachelor of Arts degree in public administration from the University of Illinois and a J.D. from the University of Illinois College of Law.
We believe Mr. Sunu's role as our CEO makes him uniquely qualified to serve on our board, as he brings the day to day knowledge of our business to the board and shares his strategic vision with the board as it provides oversight and policy direction for the Company.
Karen D. Turner. In August 2016, Ms. Turner was appointed as our Executive Vice President and Chief Financial Officer. In this role, Ms. Turner oversees our financial, human resources and risk management functions. Ms. Turner was recently Executive Vice President, Operational Support from January 2016 until August 2016 and prior to that, was Senior Vice President, Strategy and Business Support from December 2014 until January 2016. Ms. Turner joined us in May 2014 as Vice President, Strategy and Business Support and served in that role until December 2014. Prior to joining FairPoint, Ms. Turner previously served as Vice President of Global Business Finance from 2011 to 2014 and Corporate Controller from 2008 to 2011 at INC Research, LLC. Ms. Turner has more than 20 years of experience in finance, accounting, operational support and administration.
Bruce F. Metge. In September 2016, Mr. Metge was appointed as our Executive Vice President and Chief Legal Officer. Mr. Metge brings to FairPoint more than 35 years of legal experience having served as General Counsel for several public and private companies and in private practice. He most recently served as General Counsel for Hillcrest Laboratories, Inc., a firm specializing in complex motion sensing software used throughout the world in television monitors, virtual reality and telecommunication devices. Prior to Hillcrest, Metge worked as General Counsel and Chief Compliance Officer for Catalyst Health Solutions, Inc., a publicly traded administrator of the prescription drug component of overall health benefit programs, and previous to that, he was a Partner at Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. He has a bachelor’s degree in Public Policy from Duke University and a J.D. from Northwestern University School of Law. He has bar memberships in the District of Columbia, Illinois and Massachusetts.
Peter G. Nixon. In January 2016, Mr. Nixon was appointed as our Executive Vice President, Revenue and External Affairs. Mr. Nixon is responsible for revenue, regulatory and governmental affairs activities. Previously, since July 2011, Mr. Nixon served as Executive Vice President, External Affairs and Operational Support. From July 2007 to July 2011 Mr. Nixon served as our President. Prior to July 2007, Mr. Nixon had served as our Chief Operating Officer since November 2002. Previously, Mr. Nixon was our Senior Vice President of Corporate Development from February 2002 to November 2002 and President of our Telecom Group from April 2001 to February 2002. Prior to this, Mr. Nixon served as President of our Eastern Region, Telecom Group from June 1999 to April 2001 and President of Chautauqua and Erie Telephone Corporation, which we refer to as C&E, from July 1997, when we acquired C&E, to June 1999. From April 1989 to June 1997, Mr. Nixon served as Executive Vice President of C&E. From April 1978 to March 1989, Mr. Nixon served as Vice President of Operations for C&E. Mr. Nixon served as the past chairman of the New York State Telecommunications Association from June 1996 to June 1998.
John J. Lunny. In August 2015, Mr. Lunny was appointed as our Executive Vice President and Chief Technology Officer. Mr. Lunny is responsible for voice and data network architecture, data center operations, IT, engineering and provisioning, as well as project management and product development. Mr. Lunny has 27 years of network operations, engineering and service delivery experience in the communications industry. He joined us in 2008 as director of sales engineering and was promoted to vice president of network planning in 2009, Senior Vice President of Planning and Engineering in 2010 and Senior Vice President and Chief Technology Officer before moving into his current position in 2015. Prior to joining us, Mr. Lunny was senior director of service delivery at Comcast Business Services and before that he spent 13 years at Level 3 Communications, Inc. in operations, where he took on roles of increasing responsibility and became vice president of operations for the northeast region. Mr. Lunny also worked in sales engineering and operations at Reliance CommTec / Lorain Power.  He began his career in Network Operations for AT&T.
Steven G. Rush. In August 2015, Mr. Rush was appointed as our Executive Vice President, Northern New England Operations. Mr. Rush is responsible for operational leadership of our northern New England properties. Mr. Rush was most recently Senior Vice President, Northern New England Operations and prior to December 2014 he was Senior Vice President, Customer Care and Network Assurance for us. Prior to joining us in 2007, Mr. Rush was Vice President of the Technical Network for INFONXX. Mr. Rush spent 26 years with AT&T in roles of increasing responsibility and tackled many challenges including mobilizing and coordinating restoral of the telecommunications network serving the New York Stock Exchange following the events of September 11, 2001. In his last role with AT&T, he was Vice President of Network Operations. He began his career as a Fire Control Technician in the U.S. Navy specializing in the Advanced Electronics and Electricity division.
John T. Hogshire. In April 2014, Mr. Hogshire was appointed as our Senior Vice President and Controller. Previously, Mr. Hogshire served as our Vice President and Controller from September 2010 to April 2014. Mr. Hogshire previously served as the Director of Accounting for Aviat Networks from July 2008 to September 2010, as a Consultant with Aviat Networks from January 2008 to July 2008 and as Vice President—Controller of Madison River Communications Corp. from December 1998 to July 2007.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own, or are part of a group that owns, more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Officers, directors and beneficial owners of more than 10% of our common stock are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.
Based solely on our review of Forms 3, 4 and 5 and amendments thereto available to us and other information obtained from our directors, officers and beneficial owners of more than 10% of our common stock or otherwise available to us, we believe that no director, officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act for fiscal year 2016.
Codes of Ethics
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with the SEC regulations and the NASDAQ listing standards related to codes of conduct and ethics and is posted on our corporate website at www.fairpoint.com on the "Investor Relations" page, under the "Corporate Governance" caption. A copy of our code of business conduct and ethics, which was updated in November 2015, is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.
Code of Ethics for Financial Professionals
We have also adopted a code of ethics for financial professionals as required by the SEC under Section 406 of the Sarbanes—Oxley Act of 2002. This code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by our senior financial officers, including our CEO, and is a supplement to our code of business conduct and ethics. In addition to applying to our CEO, CFO, Chief Accounting Officer and Treasurer, this code applies to all of the other persons employed by us who have significant responsibility for preparing or overseeing the preparation of our financial statements and the other financial data included in our periodic reports filed with the SEC and in other public communications made by us that are designated from time to time by our CFO as senior financial professionals. Our code of ethics for financial professionals is posted on our corporate website at www.fairpoint.com on the "Investor Relations" page, under the "Corporate Governance" caption. A copy of our code of ethics for financial professionals is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

Corporate Governance
Nomination of Directors
There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.
Audit Committee
Our board of directors has a separately designated standing audit committee. Our audit committee members are: Wayne Wilson (chair), Peter D. Aquino, Dennis J. Austin and Michael K. Robinson. Messrs. Wilson and Robinson are qualified as audit committee financial experts within the meaning of item 407(d)(5)(ii) of Regulation S-K under the Securities Exchange Act of 1934 (the "Exchange Act") and our board of directors has determined that they have the requisite accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ. Messrs. Wilson and Robinson satisfy the independence criteria and each have the qualifications set forth in the listing standards of the NASDAQ and the applicable provisions of the Exchange Act. The SEC has determined that the audit committee financial expert designation does not impose on any person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation.
ITEM 11. EXECUTIVE COMPENSATION
Our executive compensation is presented in the following sections:
•Compensation Discussion and Analysis
•2016 Summary Compensation Table
•Grants of Plan-Based Awards for 2016
•Outstanding Equity Awards at December 31, 2016
•Option Exercises and Stock Vested for 2016
•Potential Payments Upon Termination or Change in Control
•Director Compensation
•Compensation Committee Interlocks and Insider Participation
•Compensation Committee Report
Compensation Discussion and Analysis
General Principles and Procedures
Executive Summary
Our executive compensation program is designed to attract, motivate and retain top executives and managerial talent and to reward our executives and managers for delivering results that will build sustainable growth and value for our shareholders over the long-term. We believe our compensation program aligns the interests of our executives with those of our shareholders by tying short- and long-term incentive compensation directly to the Company's achievement of short- and long-term performance goals. In determining certain aspects of executive compensation for fiscal year 2016, the compensation committee considered the sustained, overwhelming shareholder support our "say-on-pay" advisory votes have received since 2012 and the continued alignment of executive compensation with shareholder interests.
The Company's named executive officers ("NEOs") included in the tables that follow this Compensation Discussion and Analysis for 2016 are:
◦Paul H. Sunu, Director and Chief Executive Officer

◦	Karen D. Turner, Executive Vice President and Chief Financial Officer (Ms. Turner was appointed to this position effective August 3, 2016)

◦	Ajay Sabherwal, former Executive Vice President and Chief Financial Officer (Mr. Sabherwal resigned effective August 3, 2016)
◦Peter G. Nixon, Executive Vice President, Revenue and External Affairs
◦John J. Lunny, Executive Vice President and Chief Technology Officer

◦Steven G. Rush, Executive Vice President, Northern New England Operations

◦	Anthony A. Tomae, former Executive Vice President and Chief Revenue Officer (Mr. Tomae's employment was terminated without cause effective January 29, 2016)
2016 Executive Compensation Highlights
The key compensation decisions and factors affecting the compensation of our NEOs for 2016 were as follows:

•	Base salary increases, which are further described on page 106.

•	Performance-based annual bonuses earned during 2016 and will be paid in 2017 based on achievement of corporate and individual performance goals as described on pages 107-108.

•	Equity awards with grant date values between 88% and 179% of base salary as described on pages 108-109.
2016 Performance Highlights
The direct alignment of our compensation program with Company performance helped produce the following 2016 business highlights:

(1)
Enhanced Operational Performance. We continue to focus on delivering exceptional customer service while at the same time, cultivating, improving and enhancing our people and processes. Our trouble loads have continued to decline and mean time to repair has improved as we continue to implement improvements in our operations.

(2)	Delivered Solid Financial Performance. For 2016, we achieved our financial guidance and ended the year with what we believe is a strong cash position through diligent and effective cost management.

(3)
Enhanced Network. We have strategically invested in our network to extend service availability and improve offered broadband speeds. We are on track to meet the requirements under the CAF Phase II Program. Additionally, we continue to expand our network through "edge out" strategies including purchase and construction of unique fiber extensions during 2016.

(4)
Continued Transformation of Revenue Mix. We lowered our revenue losses during 2016 and increased growth revenues to 31% of total revenue. We continued our focus on advanced services, while developing new products and capabilities to serve more effectively small and medium sized businesses which are an important element of many of our markets. We accelerated our product development pipeline through the acquisition of a Maine based value added reseller of unified communications, data networking and cabling infrastructure solutions. Additionally, with more than 22,000 miles of fiber, we experienced an 8% increase in Ethernet circuits in 2016 compared to 2015.

(5)
Exploration of Strategic Alternatives. On December 3, 2016, FairPoint Communications entered into the Merger Agreement with Consolidated. The combined company will have enhanced scale, including presence in 24 states and ownership of over 35,000 miles of fiber. The Merger is expected to close around the middle of 2017. Additional details, including reasons for the Merger and conditions to close, as well as compensation that may be payable to our executive officers in connection with the Merger, are disclosed in our definitive proxy statement filed with the SEC on February 27, 2017.

Compensation Philosophy and Objectives
Our overriding objective is to achieve and sustain significant increases in shareholder value. Our executive compensation program has been designed to support this objective with a clear link between pay and corporate and individual performance while discouraging executives from taking excessive risks. We structure our compensation plans to provide target compensation levels and opportunities that are competitive with the median target opportunities for comparable positions among the companies in our peer group. This approach is also aimed at ensuring our ability to attract, retain and motivate the executives, managers and professionals who are critical to our short- and long-term success. A significant portion of our executives' compensation is "performance-based" in the form of both short- and long-term incentives that are intended to motivate balanced decision making by our executives while also aligning their interests with those of our shareholders.
Shareholder Engagement
Our board encourages shareholder feedback and believes that fostering relationships with shareholders is an important objective. Our engagement team, which is comprised of senior leaders and members of the board, interacts with shareholders on a regular basis through face-to-face meetings, participation in industry conferences, phone calls and email.

Since our last annual meeting, our engagement team has conducted face-to-face meetings with shareholders that, combined, represented in excess of 50% of our outstanding common stock. These forums allow for an open dialogue on our financial performance, community involvement, governance practices, compensation programs and industry trends. Feedback received from shareholders is routinely shared with the chair of the board.
At our 2016 annual meeting, we received strong support of our executive compensation programs, with the "say-on-pay" proposal receiving votes in favor of approximately 99% of those cast. We will continue to engage with shareholders on executive compensation and other pertinent matters.
Governance and Oversight of our Executive Compensation Program
Our executive compensation program is governed and administered by the compensation committee of the board of directors. The compensation committee is comprised of independent, non-employee members of the board.
The compensation committee's overall responsibilities include approving our compensation philosophy, policies and plans; reviewing and approving corporate goals and objectives relevant to the compensation for our CEO and other executive officers; evaluating the CEO's performance in light of these goals; setting the compensation of our CEO; and after considering the recommendation of our CEO, approving the compensation of our other executives, including the other NEOs. Our CEO does not participate in discussions or decision-making regarding his own compensation but does make recommendations to the compensation committee regarding the compensation of the other NEOs as well as other senior executives. However, the ultimate decisions are made by the compensation committee. The compensation committee also has oversight responsibility for our management development and succession planning efforts.
The compensation committee retains an independent executive compensation consulting firm, Lyons, Benenson & Company Inc. ("LB&Co."), to assist and advise the compensation committee on all aspects of our executive compensation program. LB&Co. provides no other services to us. The services of LB&Co. include:

•	Advising on the compensation philosophy and the compensation committee charter;

•	Assessing risk in connection with compensation programs;

•	Developing and analyzing the appropriateness of our peer group;

•	Providing and analyzing competitive market compensation data;

•	Analyzing the effectiveness of our executive compensation plans and making recommendations, as appropriate;

•	Assisting in the design of employment and severance agreements, as applicable;

•	Evaluating how well our compensation program adheres to our stated objectives and philosophy; and

•	Providing data, advice and counsel on director compensation.
Harvey Benenson, the Managing Director of LB&Co., generally attends all meetings of the compensation committee. Certain of our directors, including Mr. Sunu, serve or have served on the boards of other companies, including their compensation committees, for which LB&Co. has provided or provides compensation consulting services. The compensation committee assessed the independence of LB&Co. pursuant to SEC rules and concluded that no conflict of interest exists that prevents LB&Co. from providing independent consulting services to the compensation committee.
Peer Group
The compensation committee uses executive compensation data from a peer group of companies to assist the compensation committee with analyzing the effectiveness and competitiveness of our executive compensation program. The peer group is designed to reflect the current competitive environment for our products, services and executive talent, as well as the competitive environment we expect to face in the future. In structuring the peer group, we focused on companies of comparable scope with notable performance accomplishments. Using data from the public filings of a large number of companies, we narrowed the peer group to 12 companies by applying the following selection criteria:

•	Relevant industry classification (based on our global industry classification standard), business description and services provided;

•	With some exceptions based on industry relevance, comparable size, with revenues between $400 million and $5.77 billion; and

•
Levels of achievement in certain performance metrics, such as three-year revenue growth, three-year earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and three-year free cash flow growth.

The companies included in the peer group in 2015 were: Akamai Technologies, Inc.; AOL Inc.; Cablevision Systems Corporation; Charter Communications, Inc.; Cincinnati Bell Inc.; Consolidated Communications Holdings, Inc.; EarthLink Holdings Corp.; Frontier Communications Corporation; Hawaiian Telcom Holdco, Inc.; j2 Global, Inc.; Level 3 Communications, Inc.; Premiere Global Services, Inc.; SBA Communications Corporation; Vonage Holdings Corp. and Windstream Corporation.
The following companies were removed from our peer group in 2016:

Company Name	Reason for Removal
AOL Inc.	No longer publicly traded
Cablevision Systems Corporation	Above revenue range
Charter Communications, Inc.	Above revenue range
Level 3 Communications, Inc.	Above revenue range
Premiere Global Services, Inc.	No longer publicly traded
General Communication, Inc. and Cogent Communications Holdings, Inc. were added to our peer group in 2016 using the selection criteria described above.
As a result of these changes, the companies included in the peer group in 2016 were: Akamai Technologies, Inc.; Cincinnati Bell Inc.; Cogent Communications Holdings, Inc.; Consolidated Communications Holdings, Inc.; EarthLink Holdings Corp.; Frontier Communications Corporation; General Communication, Inc.; Hawaiian Telcom Holdco, Inc.; j2 Global, Inc.; SBA Communications Corporation; Vonage Holdings Corp. and Windstream Corporation.
The compensation committee believes this peer group is both reflective of where we are positioned currently as well as where we aspire to be in the future. The compensation committee recognizes that certain of the companies included in the peer group are considerably larger than us. These companies have been included because of their relevance to the industry and their offerings and because we draw from the same talent pool for employees. The compensation committee is mindful of differences in size and scope when using peer group data.
Specific Principles for Determining Executive Compensation
Assessing the Competitiveness of Our Compensation Program
The compensation committee benchmarks executive compensation levels annually. We strive to ensure that the target total compensation opportunity for each of our executives is competitive relative to comparable positions with the peer group companies. Specifically, base salaries, annual incentives and equity based incentives are all targeted at the peer group median. Both our annual and long-term incentives are structured, however, to deliver actual total compensation that may exceed the market median when the underlying performance upon which those incentives are based exceeds median performance.
Total Compensation Mix
As reflected in the following charts, a significant portion, 71% and 63%, respectively, of our CEO's and the average of other NEOs' target total compensation opportunity was performance-based using 2016 annual base salary, 2016 target annual incentive plan and 2016 LTIP Plan (as defined hereinafter) grants as illustrated below.

Paying for Performance
We are committed to the principle of paying for performance. Our compensation program is designed such that a significant portion of the total compensation opportunity of our executives is based on achievement of financial measures as illustrated below. For the 2016 annual incentive payout, actual achievement of $265.1 million for Pre-Bonus Adjusted EBITDA (as defined hereinafter), or 116.9% of target, resulted in payout at 38.0% for that measure compared to a target payout of 32.5%. The actual achievement of $42.1 million for Pre-Bonus Free Cash Flow (as defined hereinafter), or 125.0% of target, resulted in payout at 40.6% for that measure compared to a target payout of 32.5%.
The table below identifies and explains the reason for each component and the method for determining amounts earned under our executive compensation program.

Element	Reason and Method for Element
Base Salary
Base salary represents "fair" pay for the performance of duties and responsibilities. The compensation committee determines the level of base salary based on compensation benchmarking, the different levels of responsibility that exist within the Company, each executive's level of experience within the communications industry and individual performance at the Company.

Annual Incentives
Under the annual incentive plan, executives may earn annual cash incentives based on short-term corporate and individual performance. The incentive opportunity motivates executives to achieve the performance objectives and goals that are consistent with our plans and budgets and that strengthen our ability to compete effectively.

Long Term Incentives/Equity Awards
The FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "LTIP Plan") effective May 12, 2014 allows executives to receive stock-based awards that link the executives' interests with those of our shareholders. The value of the awards is based on the Company's performance over multi-year periods to retain and motivate key executives and encourage them to operate the Company's business with a view towards creating long-term shareholder value.

Retirement and Welfare Benefits
We maintain a 401(k) retirement savings plan. In 2016, this plan included an employer matching contribution up to an amount equal to 5% of each participant's compensation. Additionally, we provide, on equal terms for all employees, group term life insurance, group health insurance and short- and long-term disability insurance.

Post-employment, Severance and Change-in-Control Benefits
We provide severance benefits to certain NEOs at levels that we consider conservative yet competitive when compared to those offered by our peers. We believe that such benefits are necessary and appropriate in order to attract and retain qualified NEOs.
The severance benefits for these executives are generally paid if the executives are terminated without cause or they resign with good reason. In addition to cash severance payments that would be due upon a qualifying termination, each terminated executive is entitled to continued welfare benefits for a limited period after termination.

Share Ownership Guidelines
Our executive officers are subject to share ownership guidelines to better align their interests with those of our shareholders by requiring the executives to acquire and maintain meaningful equity positions in the Company. Under the guidelines, each executive officer is required to own shares of our common stock with a value equal to a multiple of the executive officer’s base salary as indicated in the table below. Executive officers are required to meet these guidelines within the later of five years of the date of adoption of these guidelines (by June 4, 2018) or of such individual becoming subject to them.

Position	Base Salary Multiple
Chief Executive Officer	4.00X
Executive Vice Presidents	2.25X

For executive officers, the failure to timely meet or, in certain circumstances, to show sustained progress toward timely meeting the goals set forth in the share ownership guidelines could result in a reduction of future equity grants and/or payment of future annual and/or cash incentive payouts in the form of equity, at the discretion of the compensation committee.
No Hedging/No Pledging Provisions
Our insider trading policy prohibits the executive officers from using any strategies or products (such as derivative securities or short-selling techniques) to hedge against potential changes in the value of our common stock, prohibits the holding of our securities in a margin account and prohibits any executive officer from pledging our securities as collateral for a loan.
Incentive Recoupment Policy
The compensation committee has adopted a clawback policy that requires an executive officer to repay us a compensation payment or award previously made to the officer if the following conditions are met:

(1)
the payment was predicated upon achieving certain financial results that were required to be reported under the securities laws that were subsequently the subject of a restatement of our financial statements filed with the SEC due to our material noncompliance with any financial reporting requirement under the securities laws;

(2)	the compensation committee determines the officer engaged in fraud and/or intentional misconduct that caused or substantially caused the need for the restatement; and

(3)	a lower payment would have been made to the officer based upon the restated financial results.
Executive Compensation Decisions for 2016
Base Salary
The table below shows the annual base salary rate increases from 2015 to 2016 for each NEO:

Executive (1)	Annual Base Salary Rate (2)		% of Base Salary Increase
	2016	2015
Mr. Sunu	$830,000	$830,000	—%
Ms. Turner	$375,000	$263,000	43%
Mr. Nixon	$353,000	$342,000	3%
Mr. Lunny	$300,000	$288,300	4%
Mr. Rush	$285,000	$273,000	4%

(1)	Mr. Tomae's employment was terminated without cause effective January 29, 2016 and Mr. Sabherwal resigned his employment effective August 3, 2016.

(2)
The annual base salary rate for 2016 was effective on July 1, 2016 with the exception of Ms. Turner, which was effective August 3, 2016 upon her appointment to Chief Financial Officer. Base salary reflected in the Realized Compensation table and the Summary Compensation table is based on the respective NEO's compensation reported on IRS Form W-2.

Annual Incentive Compensation Awards
NEOs earn annual incentive compensation based on the achievement of financial and non-financial goals established by the compensation committee each year. For 2016, the financial goals were measured by the Company's Pre-Bonus Consolidated EBITDA and Pre-Bonus Free Cash Flow and the non-financial goals included seven service quality measures. In setting the 2016 financial goals, the compensation committee considered the industry-wide trends that are negatively impacting revenue (primarily for voice-related products). The target goals for 2016 were set based on the expected business plan with stretch goals added to achieve maximum payout.
The compensation committee believes achievement of these goals is critically important to the Company's business and strategy and will increase the value of the Company.
The compensation committee adopted the following challenging financial targets for the 2016 annual incentive compensation awards ($ in millions):

	Weight	Performance Measures	Threshold (25% payout)	Target (100% payout)	Maximum (150% payout)	2016 Actual Results	2016 Results Relative to Target
Financial Measures	32.5%	Pre-Bonus Consolidated EBITDA (1)	$246.3	$260.4	$274.5	$265.1	116.9% of target
	32.5%	Pre-Bonus Free Cash Flow (1)	$22.5	$35.1	$49.1	$42.1	125.0% of target

(1)
Pre-Bonus Consolidated EBITDA and Pre-Bonus Free Cash Flow are non-GAAP financial measures used by management to measure operational and financial performance. For purposes of calculating Pre-Bonus Consolidated EBITDA, the Company adjusts net income/(loss) for interest, income taxes, depreciation and amortization, in addition to: a) the add-back of aggregate pension and other post-employment benefits ("OPEB") expense, b) the add-back (or subtraction) of the adjustment to the compensated absences accrual to eliminate the impact of changes in the accrual, c) the add-back of costs related to the reorganization, including professional fees for advisors and consultants, d) other adjustments, such as the add-back of costs and expenses, including those imposed by regulatory authorities, with respect to casualty events, acts of God or force majeure to the extent they are not reimbursed from proceeds of insurance; other non-cash items, except to the extent they will require a cash payment in a future period, including impairment charges; and other items, including facility and office closures, expenses related to permitted transactions, labor negotiation related expenses (including losses related to disruption of operations), non-cash gains/losses, non-operating dividend and interest income and other extraordinary gains/losses and e) the add-back of any bonus expense to the extent any bonuses were earned. Pre-Bonus Free Cash Flow adjusts Pre-Bonus Consolidated EBITDA for pension contributions, OPEB payments and capital expenditures.

In addition, 5% and 30% of each officer's 2016 annual incentive award was based on the officer's achieving specified service quality targets and individual or departmental goals or milestones related to the officer's areas of responsibility, respectively. The specified service quality targets included: call center abandonment rate, installation appointments not met for Company reasons, mean time to repair service affecting abnormal events, whole performance credits and productivity and quality metrics. The goals or milestones include certain financial and human resources milestones, revenue and sales force development milestones, technology milestones and operational improvement milestones. In order for any bonuses to be paid for 2016, the Company had to achieve threshold performance under both of the financial objectives (Pre-Bonus Consolidated EBITDA and Pre-Bonus Free Cash Flow) set by the compensation committee.

The table below shows the 2016 target bonus opportunity percentages, performance goals and weightings for our NEOs:

Executive	Bonus Target (% of 2016 Annual Base Salary)	Performance Criteria
Mr. Sunu	100%
(i) 32.5%—Pre-Bonus Consolidated EBITDA; (ii) 32.5%—Pre-Bonus Free Cash Flow; (iii) 5%—the Company achieving specified service quality measures and (iv) 30%—the Company meeting certain objectives set by the board of directors.

Messrs. Nixon, Lunny and Rush and Ms. Turner	50%
(i) 32.5%—Pre-Bonus Consolidated EBITDA; (ii) 32.5%—Pre-Bonus Free Cash Flow; (iii) 5%—the Company achieving specified service quality measures and (iv) 30%—the executive officer achieving certain individual or departmental goals or milestones.

Messrs. Sabherwal and Tomae*	N/A	N/A
*Mr. Tomae's employment was terminated without cause effective January 29, 2016 and Mr. Sabherwal resigned his employment effective August 3, 2016.
The following table shows the 2016 annual incentive earned by the NEOs based on the financial and service quality results achieved, the relative weighting of each corporate performance objective (as shown above) and each NEO's individual performance rating:

	Performance Achievement			Annual Incentive Payout
Executive	Financial Measures	Service Quality Measures	Individual Goals	$	As a % of Target
Mr. Sunu	78.62%	4.95%	30.00%	960,800	113.57%
Ms. Turner	78.62%	4.95%	30.00%	179,100	113.57%
Mr. Nixon	78.62%	4.95%	30.00%	201,100	113.57%
Mr. Lunny	78.62%	4.95%	30.00%	167,100	113.57%
Mr. Rush	78.62%	4.95%	30.00%	161,400	113.57%
Messrs. Sabherwal and Tomae*	N/A	N/A	N/A	N/A	N/A
*Mr. Tomae's employment was terminated without cause effective January 29, 2016 and Mr. Sabherwal resigned his employment effective August 3, 2016.
2016 Equity Compensation Awards
The compensation committee awards long-term, equity based awards to executives to reward the NEOs for their performance and to retain and motivate them and encourage them to create long-term shareholder value. The compensation committee approved the following equity compensation awards to our NEOs:

Executive (1)	Number of Shares of Restricted Stock	Number of Stock Options	Number of Performance Shares	Grant Date Value ($)	Grant Date Value (% of Base Salary)
Mr. Sunu	31,000	54,000	27,000	$1,216,221	147%
Ms. Turner	22,000	37,000	6,000	$671,251	179%
Mr. Sabherwal	11,000	19,000	9,000	$423,356	101%
Mr. Nixon	9,000	16,000	8,000	$357,625	101%
Mr. Lunny	6,000	13,000	6,000	$265,229	88%
Mr. Rush	6,000	13,000	6,000	$265,229	93%
Mr. Tomae	N/A	N/A	N/A	N/A	N/A
(1) The grant date for these awards was January 22, 2016, except the following grants awarded on August 15, 2016 to Ms. Turner upon her appointment to Chief Financial Officer: 15,000 shares of restricted stock and 25,000 stock options. Mr. Tomae's employment was terminated without cause effective January 29, 2016.
The amount of equity awards for 2016 were determined by the compensation committee in its discretion, taking into account the CEO's recommendations other than with respect to the amounts awarded to the CEO. The equity grant included a mix of stock options, restricted stock and performance shares. The options and restricted stock granted on January 22, 2016 are time-vested, with 25% vesting on the grant date and the remainder vesting in three equal annual installments, commencing on the first anniversary date of the grant. The options and restricted stock granted on August 15, 2016 to Ms. Turner are time-vested, vesting in three equal annual installments, commencing on the first anniversary date of the grant. The performance shares will be earned, at the end of a three-year performance period, based upon (i) the Company's achievement of a growth revenue performance goal and (ii) the total shareholder return to our shareholders compared to the total shareholder return achieved by the companies in a telecommunications industry group. One share of our common stock will be distributed to the participant for each whole performance share earned by the participant.
Employment Agreements
Paul H. Sunu
On April 9, 2013, the Company entered into an amended and restated employment agreement with Mr. Sunu, as amended on August 14, 2015 (the “Sunu Employment Agreement”). Mr. Sunu's term of employment is through August 31, 2017, unless terminated sooner or renewed as provided in the Sunu Employment Agreement. In addition, under the Sunu Employment Agreement, Mr. Sunu is nominated annually to the board of directors of the Company (and has served and will so serve, if elected).
Mr. Sunu is eligible to participate in the benefits programs generally available to the Company's other senior executives, including the LTIP Plan, as determined at the discretion of the compensation committee of the board of directors and subject to the terms of such plan. In any year that the compensation committee determines to make a grant or grants under the LTIP Plan, the grant date value of any award to Mr. Sunu is anticipated to be no less than 1.5 times the annual base salary payable to him in effect at such time. Under the Sunu Employment Agreement, Mr. Sunu is eligible to participate in the Company's annual incentive plan and earn a performance-based bonus thereunder for annual performance periods. Mr. Sunu's target level bonus under the annual incentive plan is 100% of the base salary payable to him during the applicable performance period and Mr. Sunu is eligible for a maximum bonus under such plan of up to 150% of his base salary.
Under the Sunu Employment Agreement, either party may terminate Mr. Sunu's employment at any time. Information about his potential severance pay and benefits appears under "—Potential Payments Upon Termination or Change in Control."
Karen D. Turner, Ajay Sabherwal, Peter G. Nixon, John J. Lunny and Steven G. Rush
The Company entered into employment agreements with Ms. Turner (on November 20, 2014, as amended on August 14, 2015 and November 21, 2016); Mr. Sabherwal (on January 22, 2013, as amended on August 14, 2015 and May 16, 2016); Mr. Nixon (on January 22, 2013, as amended on August 14, 2015 and May 16, 2016); Mr. Lunny (on July 1, 2014, as amended on August 14, 2015 and November 21, 2016) and Mr. Rush (on August 10, 2015, as amended on June 1, 2016).
Pursuant to the respective employment agreements, each current executive will serve in their respective positions (with such title subject to change from time to time as determined by the board of directors) with the Company through December 31, 2019, subject to earlier termination or extension as set forth in the employment agreements with the exception of Mr. Rush, whose employment with the Company is through August 10, 2018. Following such period of employment (or the applicable extension term, if any), the current executive will continue on an at will basis until such time as the Company provides a written notice of termination in accordance with the terms of his or her employment agreement.
The current executives are eligible to participate in the annual incentive plan and are eligible to earn a performance-based bonus thereunder. The current executives are also eligible to participate in the benefits programs and other plans made available generally to the Company's other senior executives, including but not limited to the LTIP Plan.
Information about the potential severance pay and benefits associated with these employment agreements appears under
"—Potential Payments Upon Termination or Change in Control" herein with the exception of Mr. Sabherwal. Mr. Sabherwal resigned his employment effective August 3, 2016.
Anthony A. Tomae
The Company entered into an employment agreement with Mr. Tomae on November 15, 2012. Mr. Tomae's employment agreement set forth the terms and conditions of his employment as Executive Vice President and Chief Revenue Officer of the Company for a three-year term ending on November 15, 2015, subject to extension as set forth in his employment agreement. On August 14, 2015, the Company amended Mr. Tomae’s employment agreement, which extended the term of the agreement through December 31, 2016. Following the term of employment (or the applicable extension term, if any), Mr. Tomae was to have remained employed on an at-will basis until such time as the Company provided a written notice of termination in accordance with the terms of his employment agreement.
Mr. Tomae's employment with the Company terminated without cause effective January 29, 2016. Further information about his severance pay and benefits appear "—Potential Payments Upon Termination or Change in Control" herein.

Tax Considerations
Section 162(m) of the Code generally disallows a tax deduction to public corporations for taxable compensation, other than performance-based compensation, over $1.0 million paid for any fiscal year to any of the Company's NEOs (excluding the Chief Financial Officer) as of the end of any fiscal year. The Company's policy is to qualify its executive program and plans for deductibility under Section 162(m) to the extent the compensation committee determines such action to be appropriate.
While the compensation committee's general policy is to preserve the deductibility of compensation paid to the NEOs, the compensation committee nevertheless authorizes payments that might not be deductible if it believes that they are in the best interests of the Company and its shareholders.
Realized Compensation
The SEC's calculation of total compensation, as shown in the Summary Compensation table, includes several items that are driven by accounting assumptions. In some cases, the actual compensation realized by the NEOs may be very different than what is reported in the Summary Compensation table and compensation reported may not be realized for many years, if at all. Furthermore, realized compensation for a NEO for any given year may be greater or less than the compensation reported in the Summary Compensation table for that year depending on fluctuations in stock prices on the grant and vesting dates, differences in equity grant values from year to year and SEC reporting requirements, as described below.
The primary difference between the table below (the "Realized Compensation table") and the Summary Compensation table is the method used to value restricted stock awards, stock options and performance shares. SEC rules require that the entire grant date fair value of all restricted stock awards (calculated as the fair market value of the common stock on the date of grant), stock options (estimated using the Black-Scholes option pricing model, as outlined in footnote (1) of the Summary Compensation table) and performance shares (calculated as the fair market value of the common stock on the date of grant based upon the probable outcome of performance conditions) be reported in the Summary Compensation table during the year in which they were granted. As a result, a significant portion of the total compensation amounts reported in the Summary Compensation table relates to restricted stock awards and performance shares that have not vested and stock options that have not been exercised during the year. In contrast, the Realized Compensation table below includes only the value of restricted stock awards that vested (calculated as the fair market value of the common stock on the date of vesting) and stock options that were exercised (calculated as the difference between the exercise price and the market value of the common stock on the date of exercise) during the applicable fiscal year. In addition, the Realized Compensation table below does not include any items from the "All Other Compensation" column of the Summary Compensation table, which include (1) matching contributions made by the Company to its 401(k) retirement savings plan, (2) contributions made by the Company to the term life insurance plan it sponsors and (3) relocation expense reimbursement, since in each case for subsections (1), (2) and (3) there is no cash compensation received by the NEO for these benefits, as well as (4) severance expenses, because this is not compensation received during the course of employment with the Company.

The Realized Compensation table below supplements the Summary Compensation table and shows compensation actually realized by each NEO in 2016, 2015 and 2014, as described above.

Executive	Year	Salary (1) $	Bonus (1) $	Non-Equity Incentive Plan Compensation (2) $	Stock Awards (3) $	Option Awards (4) $	Total $
Mr. Sunu	2016	845,962	—	960,800	609,675	—	2,416,437
	2015	830,000	500,000	893,100	504,510	—	2,727,610
	2014	815,000	—	407,500	706,320	—	1,928,820
Ms. Turner (5)	2016	315,442	—	179,100	74,394	—	568,936
	2015	263,000	—	141,500	54,732	—	459,232
	2014	146,154	—	36,600	—	—	182,754
Mr. Sabherwal (6)	2016	267,312	—	—	208,768	392,014	868,094
	2015	408,000	—	219,500	171,308	—	798,808
	2014	401,600	—	100,400	215,940	—	717,940
Mr. Nixon	2016	354,119	—	201,100	181,425	—	736,644
	2015	342,000	—	184,000	150,977	—	676,977
	2014	336,400	—	84,100	178,692	—	599,192
Mr. Lunny	2016	294,202	—	167,100	103,460	—	564,762
	2015	283,060	—	146,600	82,830	170,938	683,428
	2014	261,580	—	65,400	55,835	—	382,815
Mr. Rush	2016	284,296	—	161,400	51,730	—	497,426
	2015	266,846	—	143,600	30,120	—	440,566
	2014	243,797	8,000	61,000	12,350	—	325,147
Mr. Tomae (7)	2016	46,579	—	—	150,387	464,640	661,606
	2015	343,000	—	184,500	334,856	—	862,356
	2014	337,200	—	84,300	222,455	—	643,955

(1)	Base salary and bonus as reported on the respective NEO's W-2 and as presented in the Summary Compensation table.

(2)	For 2016, represents the performance-based compensation under the annual incentive plan earned during 2016 and will be paid in 2017, as presented in the Summary Compensation table.

(3)
The value of restricted stock that vested during the year, as reported on the respective NEO's W-2 and as presented in the table "—Option Exercises and Stock Vested for 2016" herein (the "Option Exercises and Stock Vested for 2016 table").

(4)	The value of stock options exercised during the year, as reported on the respective NEO's W-2 and as presented in the Option Exercises and Stock Vested for 2016 table.

(5)	Ms. Turner began employment with the Company on April 7, 2014 and she was appointed as Chief Financial Officer effective August 3, 2016.

(6)	Mr. Sabherwal resigned his employment effective August 3, 2016.

(7)	Mr. Tomae's employment was terminated without cause effective January 29, 2016.

2016 Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal years ended December 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards(1) $	Option Awards(1) $	Non-Equity Incentive Plan Compensation(2) $	All Other Compensation(3) $	Total $
Paul H. Sunu (4) Director and Chief Executive Officer	2016	845,962	—	779,048	437,173	960,800	15,722	3,038,705
	2015	830,000	500,000	905,704	569,160	893,100	15,722	3,713,686
	2014	815,000	—	738,080	583,075	407,500	15,664	2,559,319
Karen D. Turner (5) Executive Vice President and Chief Financial Officer	2016	315,442	—	385,364	285,887	179,100	14,227	1,180,020
	2015	263,000	—	197,424	128,718	141,500	13,868	744,510
	2014	146,154	—	55,320	42,810	36,600	6,256	287,140
Ajay Sabherwal (6) Former Executive Vice President and Chief Financial Officer	2016	267,312	—	269,536	153,820	—	14,181	704,849
	2015	408,000	—	318,726	199,644	219,500	14,763	1,160,633
	2014	401,600	—	263,600	198,931	100,400	14,578	979,109
Peter G. Nixon Executive Vice President, Revenue and External Affairs	2016	354,119	—	228,092	129,533	201,100	14,518	927,362
	2015	342,000	—	290,842	166,370	184,000	14,518	997,730
	2014	336,400	—	218,788	167,239	84,100	14,323	820,850
John J. Lunny Executive Vice President and Chief Technology Officer	2016	294,202	—	159,984	105,245	167,100	13,050	739,581
	2015	283,060	—	218,896	135,723	146,600	14,215	798,494
	2014	261,580	—	171,340	131,706	65,400	11,935	641,961
Steven G. Rush (7) Executive Vice President, Northern New England Operations	2016	284,296	—	159,984	105,245	161,400	34,122	745,047
	2015	266,846	—	197,424	128,718	143,600	60,175	796,763
	2014	243,797	8,000	—	150,913	61,000	46,384	510,094
Anthony A. Tomae(8) Former Executive Vice President and Chief Revenue Officer	2016	46,579	—	—	—	—	1,005,394	1,051,973
	2015	343,000	—	272,382	166,370	184,500	14,522	980,774
	2014	337,200	—	263,600	198,931	84,300	14,323	898,354
(1) The amounts shown are the grant date fair value of the stock and option awards, adjusted to eliminate the effect of any forfeiture assumption in calculating stock compensation, computed in accordance with the Compensation—Stock Compensation Topic of the Accounting Standards Codification ("ASC"). In the case of performance shares, the grant date fair value is based upon the probable outcome of the performance conditions.
The grant date fair value per share of the restricted stock awards was calculated as the fair market value per share of the common stock on the date of grant.
The performance shares are based upon (i) the Company's achievement of a growth revenue performance goal (non-market portion) and (ii) the total shareholder return to our shareholders compared to the total shareholder return achieved by the companies in a telecommunications industry group (market portion). The grant date fair value of the non-market portion of the performance shares was calculated as the fair market value per share of the common stock on the date of grant. For purposes of determining compensation expense for the market portion of the performance shares, the grant date fair value was estimated using the Monte Carlo valuation model.
The grant date fair value per share of the stock options was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free interest rate. Key assumptions used for determining the fair value of the stock options granted during 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected life (a)	5.5 - 6.5 years	5.5 - 6.5 years	5.5 - 6.5 years
Expected dividend (b)	—	—	—
Expected volatility (c)	55.1%	59.6%	51%
Risk-free interest rate (d)	1.40% - 1.76%	1.35% - 1.66%	1.63% - 2.29%

(a)
The expected lives (estimated period of time outstanding) of stock options granted were estimated using the 'Simplified Method' which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options due to the lack of historical exercise behavior of the Company's employees.

(b)	For all stock options granted during 2016, 2015 and 2014, no dividends are planned to be paid over the contractual term of the stock options resulting in the use of a zero expected dividend rate.

(c)
The expected volatility rate is based on the observed historical volatilities of our common stock and observed historical and implied volatilities of comparable companies, which were adjusted to account for the various differences between the comparable companies and us.

(d)	The risk-free interest rate is specific to the date of grant and is based on the United States Treasury constant maturity market yields in effect at the time of the grant.
(2) These awards were granted pursuant to the annual incentive plan. The 2016 amounts will be paid in March 2017.
See "—Annual Incentive Compensation Awards" for additional information.
(3) The amount shown for 2016 reflects the following for each NEO:

Name	401(k)(a)	Term life (b)	Relocation Expense Reimbursement (c)	Severance (d)	Total All Other Compensation
Mr. Sunu	$13,250	$2,472	$—	$—	$15,722
Ms. Turner	13,250	977	—	—	14,227
Mr. Sabherwal	13,250	931	—	—	14,181
Mr. Nixon	13,250	1,268	—	—	14,518
Mr. Lunny	11,981	1,069	—	—	13,050
Mr. Rush	12,640	1,012	20,470	—	34,122
Mr. Tomae	11,554	147	—	993,693	1,005,394

(a)	Reflects matching contributions made by the Company to its 401(k) retirement savings plan for each NEO.

(b)	Contributions made by the Company to the term life insurance plans it sponsors for all eligible employees (including our NEOs).

(c)	Relocation expenses reimbursed by the Company.

(d)	As described further in "—Employment Agreements", Mr. Tomae received a separation payment in 2016.
(4) Mr. Sunu received a $500,000 signing bonus during 2015 in connection with the extension of his employment agreement. Mr. Sunu does not receive any compensation for serving on our board of directors.
(5) Ms. Turner began employment with the Company on April 7, 2014 and she was appointed as Chief Financial Officer effective August 3, 2016.
(6) Mr. Sabherwal resigned his employment effective August 3, 2016.
(7) Mr. Rush received an $8,000 bonus during 2014.
(8) Mr. Tomae's employment was terminated without cause effective January 29, 2016.

Grants of Plan-Based Awards for 2016

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards(6) ($/Sh)	Closing Market Price on Date of Option Award Grant(6) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(7) ($)
Executive(1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Sunu	2/9/2016(2)	211,491	845,962	1,268,943	—	—	—	—	—	—	—	—
	1/22/2016(3)	—	—	—	—	27,000	27,000	—	—	—	N/A	320,868
	1/22/2016(4)	—	—	—	—	—	—	—	54,000	14.61	14.78	437,173
	1/22/2016(4)	—	—	—	—	—	—	31,000	—	—	N/A	458,180
Ms. Turner	2/9/2016(2)	39,430	157,721	236,582	—	—	—	—	—	—	—	—
	1/22/2016(3)	—	—	—	—	6,000	6,000	—	—	—	N/A	71,304
	1/22/2016(4)	—	—	—	—	—	—	—	12,000	14.61	14.78	97,150
	1/22/2016(4)	—	—	—	—	—	—	7,000	—	—	N/A	103,460
	8/15/2016(5)	—	—	—	—	—	—	—	25,000	14.14	14.04	188,737
	8/15/2016(5)	—	—	—	—	—	—	15,000	—	—	N/A	210,600
Mr. Sabherwal	2/9/2016(2)	52,500	210,000	315,000	—	—	—	—	—	—	—	—
	1/22/2016(3)	—	—	—	—	9,000	9,000	—	—	—	N/A	106,956
	1/22/2016(4)	—	—	—	—	—	—	—	19,000	14.61	14.78	153,820
	1/22/2016(4)	—	—	—	—	—	—	11,000	—	—	N/A	162,580
Mr. Nixon	2/9/2016(2)	44,265	177,060	265,590	—	—	—	—	—	—	—	—
	1/22/2016(3)	—	—	—	—	8,000	8,000	—	—	—	N/A	157,148
	1/22/2016(4)	—	—	—	—	—	—	—	16,000	14.61	14.78	129,533
	1/22/2016(4)	—	—	—	—	—	—	9,000	—	—	N/A	70,944
Mr. Lunny	2/9/2016(2)	36,775	147,101	220,652	—	—	—	—	—	—	—	—
	1/22/2016(3)	—	—	—	—	6,000	6,000	—	—	—	N/A	71,304
	1/22/2016(4)	—	—	—	—	—	—	—	13,000	14.61	14.78	105,245
	1/22/2016(4)	—	—	—	—	—	—	6,000	—	—	N/A	88,680
Mr. Rush	2/9/2016(2)	35,537	142,148	213,222	—	—	—	—	—	—	—	—
	1/22/2016(3)	—	—	—	—	6,000	6,000	—	—	—	N/A	71,304
	1/22/2016(4)	—	—	—	—	—	—	—	13,000	14.61	14.78	105,245
	1/22/2016(4)	—	—	—	—	—	—	6,000	—	—	N/A	88,680

(1)	Mr. Tomae's employment was terminated without cause effective January 29, 2016.

(2)
See "—Annual Incentive Compensation Awards" and the Summary Compensation table for additional information. Amounts represent potential payouts under the annual incentive plan based on a percentage of 2016 annual base salary assuming achievement of the financial and service quality targets as follows: 25% for threshold, 100% for target and 150% for maximum. The actual amounts earned under the annual incentive plan for 2016 for Messrs. Sunu, Nixon, Lunny and Rush and Ms. Turner will be paid in March 2017 and are indicated in the Summary Compensation table. Mr. Sabherwal resigned his employment effective August 3, 2016.

(3)
These performance shares were granted under the LTIP Plan and will be earned, at the end of a three-year performance period, based upon (i) the Company's achievement of a growth revenue performance goal and (ii) the total shareholder return to our shareholders compared to the total shareholder return achieved by the companies in a telecommunications industry group.

(4)
These restricted stock awards and stock options were granted under the LTIP Plan and are time-vested. 25% vested on the grant date with the remainder vesting in equal installments on January 23, 2017, January 22, 2018 and January 22, 2019.

(5)	These restricted stock awards and stock options were granted under the LTIP Plan and are time-vested in equal installments on August 15, 2017, August 15, 2018 and August 15, 2019.

(6)	Exercise price of stock options is calculated as the average of the low and high market value of our common stock on the date of grant.

(7)
Reflects the grant date fair value of stock and option awards based on the number of awards included in the grant and the fair value of the awards at the date of grant, as determined in accordance with the Compensation—Stock Compensation Topic of the ASC. In the case of restricted stock this amount is equal to the number of restricted shares issued multiplied by the market value of our common stock on the date of grant. In the case of performance shares, the grant date fair value is based upon the probable outcome of the performance conditions. See note (1) to the Summary Compensation table for more information on the assumptions used.

Outstanding Equity Awards at December 31, 2016

		Option Awards				Stock Awards
Executive(1)	Grant Date	Number of Securities Underlying Unexercised Options (2) (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2) (#)	Option Exercise Price (3) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested(5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (6) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (7) ($)
Mr. Sunu	1/22/2016	—	—	—	—	23,250	434,775	—	—
	1/22/2016	—	—	—	—	—	—	27,000	504,900
	1/22/2016	13,500	40,500	14.61	1/22/2026	—	—	—	—
	1/22/2015	—	—	—	—	19,000	355,300	—	—
	1/22/2015	32,500	32,500	14.73	1/22/2025	—	—	—	—
	1/22/2015	—	—	—	—	—	—	26,000	486,200
	1/22/2014	—	—	—	—	14,000	261,800	—	—
	1/22/2014	63,750	21,250	13.29	1/22/2024	—	—	—	—
	1/22/2013	94,000	—	9.36	1/22/2023	—	—	—	—
	1/24/2012	48,000	—	4.56	1/24/2022	—	—	—	—
	1/24/2011	125,000	—	24.29	1/24/2021	—	—	—	—
Ms. Turner	8/15/2016	—	—	—	—	15,000	280,500	—	—
	8/15/2016	—	25,000	14.14	8/15/2026	—	—	—	—
	1/22/2016	—	—	—	—	5,250	98,175	—	—
	1/22/2016	—	—	—	—	—	—	6,000	112,200
	1/22/2016	3,000	9,000	14.61	1/22/2026	—	—	—	—
	1/22/2015	—	—	—	—	4,000	74,800	—	—
	1/22/2015	7,350	7,350	14.73	1/22/2025	—	—	—	—
	1/22/2015	—	—	—	—	—	—	6,000	112,200
	5/12/2014	—	—	—	—	1,333	24,927	—	—
	5/12/2014	4,000	2,000	13.60	5/12/2024	—	—	—	—

		Option Awards				Stock Awards
Executive(1)	Grant Date	Number of Securities Underlying Unexercised Options (2) (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (2) (#)	Option Exercise Price (3) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested(5) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (6) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (7) ($)
Mr. Nixon	1/22/2016	—	—	—	—	6,750	126,225	—	—
	1/22/2016	—	—	—	—	—	—	8,000	149,600
	1/22/2016	4,000	12,000	14.61	1/22/2026	—	—	—	—
	1/22/2015	—	—	—	—	6,250	116,875	—	—
	1/22/2015	9,500	9,500	14.73	1/22/2025	—	—	—	—
	1/22/2015	—	—	—	—	—	—	8,000	149,600
	1/22/2014	—	—	—	—	4,150	77,605	—	—
	1/22/2014	18,285	6,095	13.29	1/22/2024	—	—	—	—
	1/22/2013	27,500	—	9.36	1/22/2023	—	—	—	—
	1/24/2012	13,000	—	4.56	1/24/2022	—	—	—	—
	1/24/2011	33,000	—	24.29	1/24/2021	—	—	—	—
Mr. Lunny	1/22/2016	—	—	—	—	4,500	84,150	—	—
	1/22/2016	—	—	—	—	—	—	6,000	112,200
	1/22/2016	3,250	9,750	14.61	1/22/2026	—	—	—	—
	1/22/2015	—	—	—	—	4,500	84,150	—	—
	1/22/2015	3,875	7,750	14.73	1/22/2025	—	—	—	—
	1/22/2015	—	—	—	—	—	—	6,500	121,550
	1/22/2014	—	—	—	—	3,250	60,775	—	—
	1/22/2014	4,800	4,800	13.29	1/22/2024	—	—	—	—
	1/22/2013	1,000	—	9.36	1/22/2023	—	—	—	—
	1/24/2011	18,500	—	24.29	1/24/2021	—	—	—	—
Mr. Rush	1/22/2016	—	—	—	—	4,500	84,150	—	—
	1/22/2016	—	—	—	—	—	—	6,000	112,200
	1/22/2016	3,250	9,750	14.61	1/22/2026	—	—	—	—
	1/22/2015	—	—	—	—	4,000	74,800	—	—
	1/22/2015	7,350	7,350	14.73	1/22/2025	—	—	—	—
	1/22/2015	—	—	—	—	—	—	6,000	112,200
	1/22/2014	16,500	5,500	13.29	1/22/2024	—	—	—	—
	1/22/2013	2,000	—	9.36	1/22/2023	—	—	—	—
	1/24/2012	6,050	—	4.56	1/24/2022	—	—	—	—
	1/24/2011	15,500	—	24.29	1/24/2021	—	—	—	—
Mr. Tomae(8)	1/22/2015	—	—	—	—	—	—	2,500	46,750

(1)	No unvested stock options or stock awards were outstanding at December 31, 2016 for Mr. Sabherwal.

(2)
These stock options were granted under the LTIP Plan. See "—Grants of Plan-Based Awards for 2016" for vesting details of the January 22, 2016 and August 15, 2016 grants. The stock options shown for the January 22, 2015, January 22, 2014, January 22, 2013, January 24, 2012 and January 24, 2011 grants are time-vested. 25% vested on the grant date with the remainder vesting in three annual installments of 25%, commencing on or about the first anniversary date of the grant, except 3,000 stock options for Mr. Nixon granted on January 22, 2013 that vested 100% on the grant date. The stock options shown for the May 12, 2014 grant are time-vested, vesting in three equal annual installments, commencing on the first anniversary date of the grant.

(3)	The exercise price is calculated as the average of the low and high market value of our common stock on the date of grant.

(4)
These stock awards were granted under the LTIP Plan. See "—Grants of Plan-Based Awards for 2016" for vesting details of the January 22, 2016 and August 15, 2016 grants. The stock awards shown for the January 22, 2015 and January 22,

2014 grants are time-vested. 25% vested on the grant date with the remainder vesting in three annual installments of 25%, commencing on or about the first anniversary date of the grant. The stock awards shown for the May 12, 2014 grant are time-vested, vesting in three equal annual installments, commencing on the first anniversary date of the grant.

(5)	Computed by multiplying the number of unvested shares by $18.70, the market closing price of our common stock on December 30, 2016.

(6)
These performance share awards were granted under the LTIP Plan. See "—Grants of Plan-Based Awards for 2016" for vesting details of the January 22, 2016 grant. The performance share awards shown for the January 22, 2015 grant will be earned, at the end of a three-year performance period, based upon (i) the Company's achievement of a growth revenue performance goal and (ii) the total shareholder return to our shareholders compared to the total shareholder return achieved by the companies in a telecommunications industry group.

(7)	Computed by multiplying the number of unvested shares by $18.70, the market closing price of our common stock on December 30, 2016.

(8)
In accordance with the performance share awards pursuant to the LTIP Plan, Mr. Tomae's outstanding performance awards on his termination date were prorated to reflect the number of performance shares earned during the performance period while the remaining performance shares were forfeited on his termination date.

Option Exercises and Stock Vested for 2016

	Option Awards		Stock Awards
Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Mr. Sunu	—	—	41,250	609,675
Ms. Turner	—	—	5,083	74,394
Mr. Sabherwal	86,900	392,014	14,125	208,768
Mr. Nixon	—	—	12,275	181,425
Mr. Lunny	—	—	7,000	103,460
Mr. Rush	—	—	3,500	51,730
Mr. Tomae	79,250	464,640	10,175	150,387

(1)
Value realized by Mr. Sabherwal is computed by multiplying the number of shares acquired upon exercise by the difference between the market price of the underlying securities on the exercise date ($14.99) and the strike price of the stock options (15,500 at $4.56; 33,500 at $9.36; 21,750 at $13.29; 11,400 at $14.73 and 4,750 at $14.61). Value realized by Mr. Tomae is computed by multiplying the number of shares acquired upon exercise by the difference between the market price of the underlying securities on the exercise date ($15.61) and the strike price of the stock options (26,000 at $5.29; 22,000 at $9.36; 21,750 at $13.29 and 9,500 at $14.73).

(2)
Value realized is computed by multiplying the number of shares acquired upon vesting by the market price of the underlying securities on the vesting date of January 22, 2016 at $14.78 for all shares except 1,333 shares for Ms. Turner which vested on May 12, 2016 at $14.23.

Potential Payments Upon Termination or Change in Control
As of December 31, 2016, we had employment agreements with Messrs. Sunu, Nixon, Lunny and Rush and Ms. Turner. The employment agreements provide benefits to our NEOs in the event their employment is terminated under certain circumstances as summarized below. In addition, as described below, we had an employment agreement with Mr. Tomae, whose employment terminated without cause effective January 29, 2016, pursuant to which Mr. Tomae received certain benefits upon such termination.
On December 3, 2016, FairPoint Communications entered into the Merger Agreement with Consolidated. Additional details, including reasons for the Merger and conditions to close as well as compensation that may be payable to our executive officers in connection with the Merger, are disclosed in our definitive proxy statement filed with the SEC on February 27, 2017.

Employment Agreements
Paul H. Sunu
Under the Sunu Employment Agreement, in the event (a) the Company terminates Mr. Sunu's employment without cause (as defined in the Sunu Employment Agreement), (b) the term of employment under the Employment Agreement expires following the Company's delivery of a non-extension notice or (c) Mr. Sunu resigns his employment for good reason (as defined in the Sunu Employment Agreement), Mr. Sunu is entitled to receive (i) any accrued but unpaid base salary through the date of the termination, any unpaid annual incentive plan bonus (in respect of any completed fiscal year that has ended prior to the date of the termination of Mr. Sunu's employment), any unpaid or unreimbursed expenses and any benefits to be provided under the Company's employee benefits plans upon a termination of employment; and (ii) an amount equal to the sum of (A) two times the amount of Mr. Sunu's then-current base salary, (B) two times the amount of his average annual incentive plan bonus; and (C) the cost of continued health and disability insurance coverage for Mr. Sunu and his covered dependents for a period of 24 months. Mr. Sunu will also be entitled to any (x) amounts payable under the LTIP Plan (in accordance with its terms) and (y) a pro rata portion of the annual incentive plan bonus for the year in which the termination occurred. The amount of Mr. Sunu's average annual incentive plan bonus will be determined based on Mr. Sunu's actual annual incentive plan bonus in the two years immediately preceding the year in which termination occurs.
In addition, upon termination of his employment under the circumstances described in (a), (b) and (c) of the preceding paragraph, Mr. Sunu is entitled to immediate accelerated vesting of (i) the next tranche of any time-based equity award that would have otherwise vested except for the termination or receipt of a non-extension notice and (ii) any performance-based equity award, if, in the discretion of the compensation committee, the performance vesting criteria have been met as of the date of termination, prorated for the time employed during the performance period prior to the date of termination or receipt of a non-extension notice. The benefits and payments described in this and the preceding paragraph are subject to adjustment in the event that Mr. Sunu's employment is terminated by the Company without cause (other than due to his death or disability) within 12 months before or 12 months after a change in control (as defined in the Sunu Employment Agreement). The amount of Mr. Sunu's bonus upon termination related to a change in control will be the greater of (B) of the preceding paragraph or two times his target annual incentive plan bonus for the year in which the termination occurred. Also upon the occurrence of a change in control, Mr. Sunu's unvested benefits under the LTIP Plan are accelerated and vest in full.
Pursuant to the Sunu Employment Agreement, in the event that Mr. Sunu's employment is terminated (a) by the Company with cause, (b) by Mr. Sunu without good reason or (c) upon the expiration of the term of employment following delivery by Mr. Sunu to the Company of a non-extension notice, Mr. Sunu is entitled to (x) any accrued but unpaid base salary through the date of the termination of Mr. Sunu's employment, (y) any unpaid or unreimbursed expenses and (z) any benefits to be provided under the Company's employee benefits plans (in accordance with the terms of such plans). Mr. Sunu will also be entitled to amounts payable under the LTIP Plan (in accordance with its terms). However, Mr. Sunu will be entitled to receive the payments and benefits as provided by the Sunu Employment Agreement for termination by Mr. Sunu for good reason, subject to the same conditions as those under such circumstances, in the event that Mr. Sunu provides the Company with notice of his termination of employment without good reason during the 13th month following the consummation of a change in control.
In the event that Mr. Sunu's employment is terminated due to death or disability, Mr. Sunu or his estate or his beneficiaries, as the case may be, are entitled to (i) any accrued but unpaid base salary through the date of the termination of Mr. Sunu's employment, (ii) any unpaid annual incentive plan bonus (in respect of any completed fiscal year that has ended prior to the date of the termination of Mr. Sunu's employment), (iii) any unpaid or unreimbursed expenses, (iv) any benefits to be provided under the Company's employee benefits plans (in accordance with such plans), (v) amounts payable under the LTIP Plan (in accordance with its terms) and (vi) an amount equal to the sum of (x) Mr. Sunu's then-current base salary, (y) Mr. Sunu's annual incentive plan bonus for the immediately preceding fiscal year and (z) the cost of continued health and disability insurance coverage for Mr. Sunu and his covered dependents during the 12-month period following the date of such termination.
The payment of any amount or provision of any benefit, subject to certain exceptions set forth in the Sunu Employment Agreement, is conditioned upon Mr. Sunu's execution and delivery to the Company of a release of all claims against, among other parties, the Company and its subsidiaries, in connection with those termination circumstances under the Sunu Employment Agreement requiring a release. In addition, Mr. Sunu's entitlement to payments and benefits upon termination under the Sunu Employment Agreement is subject to his compliance with a non-interference agreement with the Company, pursuant to which Mr. Sunu agrees to, among other things, certain non-competition and non-solicitation provisions for 24 months following the termination of his employment with the Company.
Karen D. Turner, Peter G. Nixon, John J. Lunny and Steven G. Rush
Under the respective employment agreements with each of the above named executives, either party may terminate the executive's employment at any time. In the event (i) the Company terminates the executive's employment without cause (as defined in the employment agreements) prior to the expiration of the term of employment, (ii) the Company delivers a termination notice to the executive in accordance with the provisions of his or her employment agreement or (iii) the executive resigns his or her employment for good reason (as defined in the employment agreements), the executive will receive: (x) any accrued but unpaid base salary through the date of the termination, any unpaid annual incentive plan bonus (in respect of any completed fiscal year that has ended prior to the date of the termination of the executive's employment), any unpaid or unreimbursed expenses, any benefits to be provided under the Company's employee benefits plans upon a termination of employment and any amounts payable under the LTIP Plan; and (y) an amount equal to the sum of (A) two times the amount of the executive's then-current base salary, (B) two times the amount of his or her average annual incentive plan bonus for the immediately preceding two fiscal years where such average is determined by reference to the actual annual bonus paid to the executive for the immediately two preceding fiscal years; and (C) the cost of continued health and disability insurance coverage for the executive and his or her covered dependents for a period of 24 months following such termination or resignation, as applicable. In the case of (iii) above, the executive is also entitled to accelerated vesting of the next tranche of awards payable under the LTIP Plan. The employment agreements do not require the Company to provide any tax gross-up on the benefits paid under the employment agreements.
In the event the Company terminates the executive's employment without cause (as defined in the employment agreements) or the Company delivers a termination notice to the executive, in either case after the expiration of the term of employment, the executive will receive: (i) any accrued but unpaid base salary through the date of the termination, (ii) any unpaid or unreimbursed expenses, (iii) any benefits to be provided under the Company's employee benefits plans and (iv) any amounts payable under the LTIP Plan. However, if such termination occurs within six months of a change in control, the executive is also entitled to any unpaid annual incentive plan bonus (in respect of any completed fiscal year that has ended prior to the date of the termination of the executive's employment) and each of the payments and benefits described in (A) and (C) in the immediately preceding paragraph. The amount of the executive's bonus upon termination related to a change in control will be the greater of (B) in the preceding paragraph or two times his or her target annual incentive plan bonus for the year in which the termination occurred.
In the event that the executive's employment is terminated due to death or disability, the executive or his or her estate or his or her beneficiaries, as the case may be, is entitled to (i) any accrued but unpaid base salary through the date of the termination of the executive's employment, (ii) any unpaid annual incentive plan bonus (in respect of any completed fiscal year that has ended prior to the date of the termination of the executive's employment), (iii) any unpaid or unreimbursed expenses, (iv) any benefits to be provided under the Company's employee benefits plans (in accordance with such plans) and (v) any amounts payable under the LTIP Plan.
In the event that the executive's employment is terminated (i) by the Company with cause, (ii) by the executive without good reason or (iii) upon the delivery by the executive to the Company of a termination notice pursuant to the terms of his or her employment agreement, the executive is entitled to any accrued but unpaid base salary through the date of the termination of the executive's employment, any unpaid or unreimbursed expenses, any benefits to be provided under the Company's employee benefits plans upon a termination of employment (in accordance with the terms of such plans) and any amounts payable under the LTIP Plan.
Upon the occurrence of a change in control, all of the executives' unvested benefits under the LTIP Plan are accelerated and vest in full.
The executive's entitlement to payments and benefits under his or her employment agreement is subject to his or her compliance with a non-interference agreement with the Company, pursuant to which the executive agrees to, among other things, certain non-competition and non-solicitation provisions for 12 months following his or her employment with the Company.
In addition, in the event that (i) the executive's employment is terminated due to death or disability, (ii) the Company terminates the executive's employment without cause, (iii) the Company delivers a termination notice prior to the expiration of the executive's term of employment pursuant to the provisions of the employment agreement, or (iv) the executive terminates his or her employment with good reason in accordance with his or her employment agreement, the payment of any amount or provision of any benefit in connection therewith is conditioned upon the executive's execution and delivery to the Company of a release of all claims, subject to certain exceptions set forth in the employment agreements.
Anthony A. Tomae
Mr. Tomae's employment with the Company terminated without cause effective January 29, 2016. The benefits and payments provided to him in connection with such termination were provided pursuant to his employment agreement with the Company dated as of November 15, 2012, as amended on August 14, 2015.
In accordance with his employment agreement, Mr. Tomae received a separation payment which consisted of: (x) his accrued, but unpaid, base salary through the date of termination, unpaid or unreimbursed expenses and accrued and unpaid vacation pay as provided under the Company's employee benefits plans upon a termination of employment; and (y) an amount equal to the sum of (A) two times the amount of Mr. Tomae's then-current base salary, (B) two times the amount of his average annual incentive plan bonus for 2014 and 2015 where the average was determined by reference to the actual annual bonus paid to Mr. Tomae and (C) the cost of continued health and disability insurance coverage for Mr. Tomae for a period of 24 months following his termination.

In accordance with his employment agreement, the Company did not provide any tax gross-up on the benefits paid under the agreement.
Upon the occurrence of a change in control, Mr. Tomae's unvested benefits under the LTIP Plan are accelerated and vest in full.
Mr. Tomae's entitlement to payments and benefits under his employment agreement were subject to his compliance with a non-interference agreement with the Company, pursuant to which Mr. Tomae agreed to, among other things, certain non-competition and non-solicitation provisions for twelve months following his employment with the Company and a general release of claims.
Potential Post-Employment Payments Table
The following table shows cash compensation and other benefits that would have been provided under the employment agreements with the CEO if his employment had terminated on December 31, 2016 under conditions that would trigger payments.

Reason for Payment	Base Salary(1) ($)	Non-Equity Incentive Plan(2) ($)	Acceleration and Continuation of Equity Awards(3) ($)	Continuation of Medical/Welfare Benefits(4) ($)	Total Termination Benefits ($)
Mr. Sunu
Involuntary termination with cause or voluntary termination without good reason	—	—	—	—	—
Death or disability	830,000	893,100	1,778,998	17,585	3,519,683
Expiration following non-extension notice	1,660,000	1,300,600	492,433	35,171	3,488,204
Termination without cause or voluntary termination with good reason	1,660,000	1,300,600	1,311,498	35,171	4,307,269
Termination after change in control	1,660,000	1,660,000	2,452,608	35,171	5,807,779

(1)
Other than for Mr. Sunu's death or disability, the base salary paid upon termination under the applicable scenario is calculated as two times the 2016 base salary. In the event of Mr. Sunu's death or disability, the base salary paid upon termination is equal to his 2016 base salary.

(2)
Other than for Mr. Sunu's death or disability, the incentive paid upon termination under the applicable scenario is calculated as two times the average of the annual incentive paid for the immediately two preceding fiscal years (fiscal years 2015 and 2014), except in the case of termination due to a change in control, which is the greater of the average annual incentive paid for the immediately two preceding fiscal years or two times the annual incentive target. In the event of Mr. Sunu's death or disability, the incentive is equal to his annual incentive paid for the immediately preceding fiscal year (fiscal year 2015).

(3)
The amounts are calculated based on the closing price of $18.70 on December 30, 2016 under the applicable scenario. In the event of Mr. Sunu's death or disability, the amount is calculated for full vesting of stock awards, the next tranche for option awards and a prorated amount for performance share awards pursuant to the LTIP Plan. In the event of Mr. Sunu's receipt of a non-extension notice, the amount is calculated for a prorated amount for performance awards. In the event of Mr. Sunu's termination without cause or voluntary termination with good reason, the amount is calculated for the next tranche of stock and option awards and a prorated amount for performance awards. In the case of termination related to a change in control, the amount is calculated for full vesting of all unvested awards.

(4)
Other than for Mr. Sunu's death or disability, the cost of continued health and disability insurance coverage paid upon termination under the applicable scenario is calculated at the present value of 24 months of benefits. In the event of Mr. Sunu's death or disability, the amount is calculated at the present value of 12 months of benefits.

The following table shows cash compensation and other benefits that would have been provided under the employment agreements with the other NEOs, other than Mr. Tomae, if their employment had terminated on December 31, 2016 under conditions that would trigger payments. The information set forth in the table below with respect to Mr. Tomae shows the cash compensation and other benefits provided to him in connection with the termination of his employment with the Company without cause effective January 29, 2016.

Reason for Payment	Base Salary(1) ($)	Non-Equity Incentive Plan(2) ($)	Acceleration and Continuation of Equity Awards(3) ($)	Continuation of Medical/Welfare Benefits(4) ($)	Total Termination Benefits ($)
Ms. Turner
Involuntary termination with cause or voluntary termination without good reason	—	—	—	—	—
Death or disability	—	—	665,668	—	665,668
Termination without cause	750,000	178,100	420,195	30,659	1,378,954
Voluntary termination with good reason	750,000	178,100	263,618	30,659	1,222,377
Termination after change in control	750,000	375,000	892,998	30,659	2,048,657
Mr. Nixon
Involuntary termination with cause or voluntary termination without good reason	—	—	—	—	—
Death or disability	—	—	538,496	—	538,496
Termination without cause	706,000	268,100	208,035	35,171	1,217,306
Voluntary termination with good reason	706,000	268,100	246,309	35,171	1,255,580
Termination after change in control	706,000	353,000	739,674	35,171	1,833,845
Mr. Lunny
Involuntary termination with cause or voluntary termination without good reason	—	—	—	—	—
Death or disability	—	—	402,153	—	402,153
Termination without cause	600,000	212,000	159,776	45,250	1,017,026
Voluntary termination with good reason	600,000	212,000	185,544	45,250	1,042,794
Termination after change in control	600,000	300,000	559,438	45,250	1,504,688
Mr. Rush
Involuntary termination with cause or voluntary termination without good reason	—	—	—	—	—
Death or disability	—	—	328,787	—	328,787
Termination without cause	570,000	204,600	153,543	50,058	978,201
Voluntary termination with good reason	570,000	204,600	123,087	50,058	947,745
Termination after change in control	570,000	285,000	482,162	50,058	1,387,220
Mr. Tomae(5)
Termination without cause	686,000	268,800	46,750	38,893	1,040,443

(1)	The base salary paid upon termination under the applicable scenario is calculated as two times the 2016 base salary.

(2)
The incentive paid upon termination under the applicable scenario is calculated as two times the average of the annual incentive paid for the immediately two preceding fiscal years (fiscal years 2015 and 2014), except in the case of termination due to a change in control, which is the greater of the average annual incentive paid for the immediately two preceding fiscal years or two times the annual incentive target.

(3)
The amounts are calculated based on the closing price of $18.70 on December 30, 2016 under the applicable scenario. In the event of death or disability, the amount is calculated for full vesting of stock awards, the next tranche for option awards and a prorated amount for performance share awards pursuant to the LTIP Plan. In the event of voluntary termination with good reason, the amount is calculated for the next tranche of stock and option awards. The amount is calculated for the next tranche for January 22, 2016 stock and option awards and the next two tranches for August 15, 2016 stock and option awards in order to obtain at least 50% vesting as well as a prorated amount for performance share awards in the event of termination without cause pursuant to the LTIP Plan. In the case of termination related to a change in control, the amount is calculated for full vesting of all unvested awards.

(4)	The cost of continued health and disability insurance coverage paid upon termination under the applicable scenario is calculated at the present value of 24 months of benefits.

(5)
Mr. Tomae's employment with the Company terminated without cause effective January 29, 2016. The base salary, non-equity incentive plan and the continuation of health and disability insurance coverage reflects the actual payment and benefits received by Mr. Tomae upon his termination. The acceleration and continuation of equity awards amount is calculated based on the closing price of $18.70 on December 30, 2016. In accordance with the performance share awards pursuant to the LTIP Plan, Mr. Tomae's outstanding performance awards on his termination date were prorated to reflect the number of performance shares earned during the performance period while the remaining performance shares were forfeited on his termination date.

Director Compensation
We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors spend in fulfilling their duties to us as well as the skill level required by the members of our board of directors. Our employee director, Mr. Sunu, does not receive any compensation for serving on our board of directors.
2016 Compensation
Cash Compensation. With the exception of Mr. Gingold, who elected to forgo all compensation, our non-employee directors were paid the following cash fees in 2016: (i) an annual fee of $75,000 for serving as a non-employee director; (ii) a $40,000 annual cash retainer for serving as the chair of the board of directors; (iii) a $30,000 annual cash retainer for serving as the chair of the audit committee; (iv) a $20,000 annual cash retainer for serving as the chair of the compensation committee (prorated for a partial year's service in the case of Messrs. Horowitz and Treadwell), the corporate governance and nominating committee (prorated for a partial year's service in the case of Messrs. Treadwell and Horowitz) and the regulatory committee; and (v) annual committee member fees of $15,000 for serving on the audit committee (prorated for a partial year's service in the case of Mr. Mahoney) and $7,500 for serving on the compensation committee (prorated for a partial year's service in the case of Messrs. Horowitz, Mahoney and Treadwell). All annual fees were paid in quarterly installments.
Equity Compensation. Again, with the exception of Mr. Gingold, who elected to forgo all compensation, on January 22, 2016, each of our non-employee directors received an award of approximately $150,000 in the form of restricted stock and stock options under the LTIP Plan. These awards vested 100% on the first anniversary of the grant date, January 23, 2017.
Share Ownership Guidelines
Our directors are subject to share ownership guidelines to better align their interests with those of our shareholders by requiring directors to acquire and maintain meaningful equity positions in the Company. Under the guidelines, each director is required to own shares of our common stock with a value equal to at least three times their annual base cash retainer. Directors are required to meet these guidelines within the later of five years of the date of adoption of these guidelines (by June 3, 2018) or of such individual becoming subject to them. If a director does not meet the required ownership guidelines within the specified period, he may receive all of his future board compensation in equity until the goal is met.
No Hedging/No Pledging Provisions
Our insider trading policy prohibits the directors from using any strategies or products (such as derivative securities or short-selling techniques) to hedge against the potential changes in the value of our common stock, prohibits the holding of our securities in a margin account and prohibits any director from pledging our securities as collateral for a loan.

2016 Director Summary Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Total ($)
Peter D. Aquino	90,000	105,012	44,992	240,004
Dennis J. Austin	90,000	105,012	44,992	240,004
Peter C. Gingold (4)	—	—	—	—
Edward D. Horowitz	138,750	105,012	44,992	288,754
Michael J. Mahoney	106,250	105,012	44,992	256,254
Michael K. Robinson	90,000	105,012	44,992	240,004
David L. Treadwell	98,750	105,012	44,992	248,754
Wayne Wilson	105,000	105,012	44,992	255,004

(1)
See the discussion preceding this table for the general method used to determine each non-employee director's cash compensation. For fiscal 2016, the particular components paid as cash compensation in excess of each non-employee director's $75,000 annual retainer were as follows: Mr. Aquino ($15,000 as member of the audit committee); Mr. Austin ($15,000 as member of the audit committee); Mr. Horowitz ($40,000 as chair of the board of directors, $10,000 as chair of the corporate governance and nominating committee effective June 1, 2016, $10,000 as chair of the compensation committee through May 31, 2016 and $3,750 as member of the compensation committee effective June 1, 2016); Mr. Mahoney ($20,000 as chair of the regulatory committee, $7,500 as member of the audit committee through May 31, 2016 and $3,750 as member of the compensation committee effective June 1, 2016); Mr. Robinson ($15,000 as member of the audit committee); Mr. Treadwell ($10,000 as chair of the compensation committee effective June 1, 2016, $10,000 as chair of the corporate governance and nominating committee through May 31, 2016, and $3,750 as member of the compensation committee through May 31, 2016) and Mr. Wilson ($30,000 as chair of the audit committee).

(2)
Reflects the grant date fair value based on the number of awards included in the grant and the fair value of the awards at the date of grant, as determined in accordance with the Compensation—Stock Compensation Topic of the ASC. This amount is equal to the number of shares of restricted stock issued multiplied by the market value of our common stock on the date of grant. On January 22, 2016, each director, with the exception of Mr. Gingold, was granted 7,105 shares of restricted stock with a market value of $14.78 per share that vested on January 23, 2017.

(3)
Reflects the grant date fair value based on the number of awards included in the grant and the fair value of the awards at the date of grant, as determined in accordance with the Compensation—Stock Compensation Topic of the ASC. See note (1) to the Summary Compensation table for more information on the assumptions used. On January 22, 2016, each director, with the exception of Mr. Gingold, was granted 6,025 options with a grant date fair value of $7.47 per share that vested on January 23, 2017.

(4)	Mr. Gingold waived the receipt of all compensation.
Compensation Committee Interlocks and Insider Participation
The compensation committee of the board of directors for 2016 was comprised of Mr. Treadwell, Mr. Gingold, Mr. Horowitz and Mr. Mahoney (effective June 1, 2016). None of the members of the board of directors who sat on the compensation committee in 2016 was employed by us as an officer or employee during or prior to 2016 or had any interlocking relationships requiring disclosure under applicable rules and regulations. No executive officer of the Company served as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors in 2016.
Compensation Committee Report*
The compensation committee of the board of directors oversees the executive compensation program for the Company's CEO and other executive officers, including those named in "Compensation Discussion and Analysis—2016 Summary Compensation Table" in this Annual Report. The executive officers named in that table are referred to collectively as the named executive officers (the "NEOs").
The compensation committee is generally responsible for strategic decisions relating to the overall compensation structure and program applicable to the Company's executives and senior management. The program currently includes: base salaries, cash-based annual incentive compensation and equity-based long-term incentives. The compensation committee, jointly with the corporate governance and nominating committee, is responsible for the compensation program of our non-employee directors, which program is currently comprised of cash fees and equity.

On behalf of the shareholders, the compensation committee has carefully monitored the Company's executive compensation program. We believe that the Compensation Discussion and Analysis contained in this Annual Report and the related tables that follow will show an executive compensation program that is designed to maximize long-term shareholder value and provide the NEOs with incentives for superior corporate and individual performance and encourage them to remain with the Company.
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussions, recommended to the board of directors that it be included in this Annual Report.
Shareholders are invited to express their views to the board of directors regarding executive compensation as well as other matters as described in this Annual Report. See "Board of Directors and Committees of the Board of Directors—Policies Relating to our Board of Directors—Communications with Board of Directors" in this Annual Report.
Submitted by the compensation committee of the board of directors:
David L. Treadwell (Chair)
Edward D. Horowitz
Peter C. Gingold
Michael J. Mahoney
______________
* The material in this report shall not be deemed to be "soliciting material", or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and regardless of any general incorporation language in any such filing.
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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership of our common stock as of February 27, 2017. The information (other than with respect to our current directors and executives) is based on a review of statements filed prior to February 27, 2017 with the SEC pursuant to Sections 13(d), 13(f), 13(g) and 16 of the Exchange Act with respect to our common stock. The following table includes beneficial ownership for:

•	each NEO;

•	all other executive officers as a group;

•	each director;

•	all executive officers and directors as a group; and

•	each person known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock based on such person's most recently filed Schedule 13D or Schedule 13G.
The address of each director and executive officer listed is c/o FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, NC 28202.
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power", which includes the power to vote or to direct the voting of such security, or "investment power", which includes the power to dispose of or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Common Stock Beneficially Owned (1)
Name	Number	Percent of Class
Executive Officers and Directors:
Paul H. Sunu (2)	743,236	2.7%
Karen D. Turner (3)	61,730	0.2%
Peter G. Nixon (4)	199,642	0.7%
John J. Lunny (5)	81,605	0.3%
Steven G. Rush (6)	82,919	0.3%
Ajay Sabherwal (7)	69,355	0.3%
Anthony A. Tomae (8)	49,608	0.2%
Other executive officers as a group (2 persons) (9)	60,259	0.2%
Peter D. Aquino (10)	42,952	0.2%
Dennis J. Austin (11)	106,798	0.4%
Peter C. Gingold (12)	—	—
Edward D. Horowitz (13)	117,298	0.4%
Michael J. Mahoney (14)	104,798	0.4%
Michael K. Robinson (15)	104,798	0.4%
David L. Treadwell (16)	123,798	0.5%
Wayne Wilson (17)	104,798	0.4%
All current executive officers and directors as a group (15 persons) (18)	1,934,631	7.1%
5% Shareholders:
Angelo, Gordon & Co., L.P. (19)	5,128,325	18.8%
The Vanguard Group (20)	2,312,969	8.5%
Maglan Capital LP (21)	2,062,812	7.6%
BlackRock, Inc. (22)	1,594,606	5.8%
Renaissance Technologies LLC (23)	1,477,800	5.4%
Vanguard World Funds (24)	1,426,565	5.2%

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 27,266,570 shares of our common stock outstanding as of February 27, 2017.

(2)
With respect to shares Mr. Sunu beneficially owned: (i) includes 427,750 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 43,000 shares of restricted stock awarded under the LTIP Plan and (iii) includes 272,486 shares of common stock.

(3)
With respect to shares Ms. Turner beneficially owned: (i) includes 21,025 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 28,583 shares of restricted stock awarded under the LTIP Plan and (iii) includes 12,122 shares of common stock.

(4)
With respect to shares Mr. Nixon beneficially owned: (i) includes 120,130 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 13,625 shares of restricted stock awarded under the LTIP Plan and (iii) includes 65,887 shares of common stock.

(5)
With respect to shares Mr. Lunny beneficially owned: (i) includes 43,350 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 11,250 shares of restricted stock awarded under the LTIP Plan and (iii) includes 27,005 shares of common stock.

(6)
With respect to shares Mr. Rush beneficially owned: (i) includes 63,075 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 11,000 shares of restricted stock awarded under the LTIP Plan and (iii) includes 8,844 shares of common stock.

(7)
Mr. Sabherwal resigned his employment with the Company effective August 3, 2016. With respect to shares beneficially owned, includes 69,355 shares of common stock as of his termination date, the latest date for which information is available to the Company.

(8)
Mr. Tomae’s employment with the Company terminated without cause effective January 29, 2016. With respect to shares beneficially owned, includes 49,608 shares of common stock as of his termination date, the latest date for which information is available to the Company.

(9)
With respect to shares beneficially owned: (i) includes 37,850 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 21,000 shares of restricted stock awarded under the LTIP Plan and (iii) includes 1,409 shares of common stock.

(10)
With respect to shares Mr. Aquino beneficially owned: (i) includes 15,842 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 19,610 shares of common stock.

(11)
With respect to shares Mr. Austin beneficially owned: (i) includes 47,643 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 51,655 shares of common stock.

(12)	Mr. Gingold has elected to waive all compensation and otherwise owns no shares of common stock.

(13)
With respect to shares Mr. Horowitz beneficially owned: (i) includes 47,643 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 62,155 shares of common stock.

(14)
With respect to shares Mr. Mahoney beneficially owned: (i) includes 47,643 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 49,655 shares of common stock.

(15)
With respect to shares Mr. Robinson beneficially owned: (i) includes 47,643 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 49,655 shares of common stock.

(16)
With respect to shares Mr. Treadwell beneficially owned: (i) includes 47,643 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 68,655 shares of common stock.

(17)
With respect to shares Mr. Wilson beneficially owned: (i) includes 47,643 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 7,500 shares of restricted stock awarded under the LTIP Plan and (iii) includes 49,655 shares of common stock.

(18)
With respect to shares beneficially owned: (i) includes 1,014,880 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) includes 180,958 shares of restricted stock awarded under the LTIP Plan and (iii) includes 738,793 shares of common stock. Does not include shares beneficially owned by Mr. Sabherwal or Mr. Tomae because they are no longer current executive officers.

(19)
Based solely on information contained in the Schedule 13D filed with the SEC on May 20, 2011 by Angelo, Gordon & Co., L.P. (address: 245 Park Avenue, 26th Floor, New York, New York 10167) and the number of outstanding shares of our common stock on February 27, 2017. The Angelo, Gordon & Co., L.P. Schedule 13D reported sole voting power and sole dispositive power of 5,128,325 shares.

(20)
Based solely on information contained in the Schedule 13G filed on February 10, 2017 with the SEC as of December 31, 2016 by The Vanguard Group (address: 100 Vanguard Boulevard, Malvern, Pennsylvania 19355) and the number of outstanding shares of our common stock on February 27, 2017. The Vanguard Group Schedule 13G reported an aggregate amount beneficially owned by each reporting person of 2,312,969 shares.

(21)
Based solely on information contained in the Schedule 13G filed on December 5, 2016 with the SEC as of December 5, 2016 by Maglan Capital LP (address: 25 West 39th Street, 2nd Floor, New York, New York 10018) and the number of outstanding shares of our common stock on February 27, 2017. The Maglan Capital LP Schedule 13G reported shared voting power and shared dispositive power of 2,062,812 shares.

(22)
Based solely on information contained in the Schedule 13G filed on January 30, 2017 with the SEC as of December 31, 2016 by BlackRock, Inc. (address: 55 East 52nd Street, New York, New York 10055) and the number of outstanding shares of our common stock on February 27, 2017. The BlackRock, Inc. Schedule 13G reported an aggregate amount beneficially owned by each reporting person of 1,594,606 shares.

(23)
Based solely on information contained in the Schedule 13G filed on February 14, 2017 with the SEC as of December 15, 2016 by Renaissance Technologies LLC (address: 800 Third Avenue, New York, New York 10022) and the number of outstanding shares of our common stock on February 27, 2017. The Renaissance Technologies LLC Schedule 13G reported an aggregate amount beneficially owned by each reporting person of 1,477,800 shares.

(24)
Based solely on information contained in the Schedule 13G filed on February 13, 2017 with the SEC as of December 31, 2016 by Vanguard World Funds (address: 100 Vanguard Boulevard, Malvern, Pennsylvania 19355) and the number of outstanding shares of our common stock on February 27, 2017. The Vanguard World Funds Schedule 13G reported sole voting power of 1,426,565 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Our code of business conduct and ethics, which is posted on our website at www.fairpoint.com, prohibits directors and executive officers from engaging in transactions on behalf of us with a family member or with a company with which they are or their family member is a significant owner or associated or employed in a significant role. Our audit committee must review and approve in advance all material related party transactions or business or professional relationships. All instances involving potential related party transactions or business or professional relationships must be reported to our legal department which will assess the materiality of the transaction or relationship and elevate the matter to the audit committee as appropriate. Any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by us are no less favorable than could be obtained from unrelated parties on an arm's-length basis. Directors and officers are not permitted to enter into, develop or continue any such material transaction or relationship without obtaining prior approval from the audit committee.
Michael K. Robinson, a member of our board of directors, serves as the CEO of Broadview. From time to time, Broadview purchases services from us in the ordinary course of business. In 2016, we provided wholesale services, specifically the resale of access on our network and unbundled network elements, as well as full end-to-end circuit platforms, to Broadview, totaling approximately $1.0 million in the aggregate. This amount is less than 1% of Broadview's gross revenue for 2016. Such services were provided on an arm's-length basis.
Director Independence
The board of directors considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. Our board of directors has determined that, other than Paul H. Sunu, all of our directors are independent under the criteria for independence set forth in the listing standards of the Nasdaq and accordingly are independent directors with no material relationship to us other than being a director or shareholder of FairPoint. Therefore, we satisfy the Nasdaq requirement that a majority of our board of directors be comprised of independent directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees paid or payable relating to services rendered for our fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees (1)	$1,070,000	$1,985,000
Audit-related Fees (2)	—	135,000
All Other Fees (3)	—	2,000
Total	$1,070,000	$2,122,000

(1)
Audit fees include amounts related to annual financial statement audit work and quarterly financial statement reviews. These amounts also include the review of documents filed with the SEC, accounting consultations related to the annual audit and preparation of letters for underwriters and other requesting parties as well as fees associated with the joint proxy statement/prospectus in connection with the Merger.

(2)	Audit-related fees consist of amounts related to the Statement on Standards for Attestation Engagements No. 16 examination of our data center colocation services.

(3)	All Other Fees consist of amounts billed to us related to an online research tool for 2015.

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
Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee by both management and the independent registered public accounting firm and must include a detailed description of the services to be provided and a joint statement confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.

By:	/s/ Paul H. Sunu	Date:	March 6, 2017
Paul H. Sunu, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paul H. Sunu	Date:	March 6, 2017
Paul H. Sunu, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Karen D. Turner	Date:	March 6, 2017
Karen D. Turner, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John T. Hogshire	Date:	March 6, 2017
John T. Hogshire, Senior Vice President and Controller
(Principal Accounting Officer)

By:	/s/ Peter D. Aquino	Date:	March 6, 2017
Peter D. Aquino, Director

By:	/s/ Dennis J. Austin	Date:	March 6, 2017
Dennis J. Austin, Director

By:	/s/ Peter C. Gingold	Date:	March 6, 2017
Peter C. Gingold, Director

By:	/s/ Edward D. Horowitz	Date:	March 6, 2017
Edward D. Horowitz, Chairman of the Board of Directors

By:	/s/ Michael J. Mahoney	Date:	March 6, 2017
Michael J. Mahoney, Director

By:	/s/ Michael K. Robinson	Date:	March 6, 2017
Michael K. Robinson, Director

By:	/s/ David L. Treadwell	Date:	March 6, 2017
David L. Treadwell, Director

By:	/s/ Wayne Wilson	Date:	March 6, 2017
Wayne Wilson, Director

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under chapter 11 of title 11 of the United States Code.(1)

2.2	Agreement and Plan of Merger, dated as of December 3, 2016, by and among Consolidated Communications Holdings, Inc., FairPoint Communications, Inc. and Falcon Merger Sub, Inc. (19) **

2.3	First Amendment to Agreement and Plan of Merger, dated as of January 20, 2017, by and among Consolidated Communications Holdings, Inc., FairPoint Communications, Inc. and Falcon Merger Sub, Inc. *

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By-Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

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

10.4	Pledge Agreement, dated as of February 14, 2013, made by FairPoint and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent.(7)

10.5	Security Agreement, dated as of February 14, 2013, among FairPoint, the subsidiary guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.(7)

10.6	Continuing Guaranty, dated as of February 14, 2013, made by the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as administrative agent.(7)

10.7	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.8	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.9	Form of Director Indemnity Agreement.(4)

10.10	Amended and Restated Employment Agreement, dated as of April 9, 2013, by and between FairPoint and Paul H. Sunu.†(9)

10.11	First Amendment to April 9, 2013 Amended and Restated Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Paul H. Sunu.†(15)

10.12	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Ajay Sabherwal.†(8)

10.13	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Ajay Sabherwal.†(15)

10.14	Second Amendment to January 22, 2013 Employment Agreement, effective as of May 16, 2016, by and between FairPoint and Ajay Sabherwal.†(17)

Exhibit No.	Description
10.15	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Shirley J. Linn.†(8)

10.16	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Shirley J. Linn.†(15)

10.17	Employment Agreement, made and entered into as of January 22, 2013, by and between FairPoint and Peter G. Nixon.†(8)

10.18	First Amendment to January 22, 2013 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Peter G. Nixon.†(15)

10.19	Second Amendment to January 22, 2013 Employment Agreement, effective as of May 16, 2016, by and between FairPoint and Peter G. Nixon.†(17)

10.20	Employment Agreement, made and entered into as of November 15, 2012, by and between FairPoint and Anthony A. Tomae.†(8)

10.21	First Amendment to November 15, 2012 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Anthony A. Tomae.†(15)

10.22	Employment Agreement, made and entered into as of July 1, 2014, by and between FairPoint and John J. Lunny.†(12)

10.23	First Amendment to July 1, 2014 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and John J. Lunny.†(15)

10.24	Second Amendment to July 1, 2014 Employment Agreement, effective as of November 21, 2016, by and between FairPoint and John J. Lunny.†*

10.25	Employment Agreement, made and entered into as of November 20, 2014, by and between FairPoint and Karen D. Turner.†(13)

10.26	First Amendment to November 20, 2014 Employment Agreement, effective as of August 14, 2015, by and between FairPoint and Karen D. Turner.†(15)

10.27	Second Amendment to November 20, 2014 Employment Agreement, effective as of November 21, 2016, by and between FairPoint and Karen D. Turner.†*

10.28	Employment Agreement, made and entered into as of August 10, 2015, by and between FairPoint and Steven G. Rush.†(15)

10.29	First Amendment to August 10, 2015 Employment Agreement, effective as of June 1, 2016, by and between FairPoint and Steven G. Rush.†(17)

10.30	Employment Agreement, made and entered into as of September 6, 2016, by and between FairPoint and Bruce F. Metge.†(18)

10.31	FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(11)

10.32	Form of Non-Incentive Stock Option Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(11)

10.33	Form of Restricted Share Award Agreement for directors relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(11)

10.34	Form of Stock Option Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(11)

10.35	Form of Restricted Share Award Agreement for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(11)

10.36
Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period Beginning January 1, 2015 for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(14)

10.37
Form of FairPoint Communications, Inc. Performance Share Award Agreement for Performance Period Beginning January 1, 2016 for employees relating to the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan.†(16)

Exhibit No.	Description
10.38	FairPoint Communications, Inc. Incentive Recoupment Policy.†(6)

10.39	Form of FairPoint Communications, Inc. Severance in Connection With a Change in Control Agreement for certain employees, effective as of November 5, 2015.†(16)

10.40	Form of First Amendment to November 5, 2015 Severance in Connection With a Change in Control Agreement for certain employees, effective as of January 11, 2017.†*

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics, as revised November 6, 2015.(16)

14.2	FairPoint Code of Ethics for Financial Professionals.(5)

21	Subsidiaries of FairPoint.*

23.1	Consent of BDO USA, LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

99.1	Order, dated January 13, 2011, Confirming Debtors' Third Amended Joint Plan of Reorganization Under chapter 11 of title 11 of the United States Code, dated as of December 29, 2010.(1)

99.2	FairPoint Insider Trading Policy, as revised October 30, 2014.(13)

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

**
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Merger Agreement (identified therein) have been omitted from this Report and will be furnished supplementally to the SEC upon request.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31,

2012.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(8)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2012.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2013.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.

(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 12, 2014.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2014.

(13)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2014.

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2015.

(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2015.

(16)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2015.

(17)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2016.

(18)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2016.

(19)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 5, 2016.