Form 10-Q
period 2017-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2017-05-04
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of May 1, 2017, there were 27,265,406 shares of the registrant's common stock, par value $0.01 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (this "Quarterly Report") are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates", "should", "could", "may", "will" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including factors discussed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") and other parts of this Quarterly Report and the factors set forth below:

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

•	our ability to satisfy our Connect America Fund ("CAF") Phase II obligations and our obligations under state grant funding programs;

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives, labor negotiations and any resulting financial or operational impact;

•	material technological developments and changes in the communications industry, including declines in access lines;

•	disruption of our third party suppliers' provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	our ability to overcome changes to or pressure on pricing and their impact on our profitability;

•	intellectual property infringement claims by third parties;

•	failure of, or attack on, our information technology infrastructure;

•	risks related to our reported financial information and operating results;

•	availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our company-sponsored qualified pension plans and other post-employment benefit plans;

•	the impact of lump sum payments under certain of our company-sponsored qualified pension plans on future pension contributions;

•	the effects of severe weather events, such as hurricanes, storms, tornadoes and floods, terrorist attacks, cyber-attacks or other natural or man-made disasters; and

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the "SEC"), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report is filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changes in our expectations or otherwise, except as required by law. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

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

•	"Northern New England operations" refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Spinco Merger.

•	"Telecom Group" refers to FairPoint, exclusive of our acquired Northern New England operations.

•	"Consolidated" refers to Consolidated Communications Holdings, Inc., a Delaware corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)	(as adjusted)
Assets:
Cash	$38,747	$34,924
Accounts receivable (net of $3.2 million and $3.6 million allowance for doubtful accounts, respectively)	60,762	62,395
Prepaid expenses	22,533	24,498
Other current assets	4,743	4,898
Total current assets	126,785	126,715
Property, plant and equipment (net of $1,503.2 million and $1,452.9 million accumulated depreciation, respectively)	994,269	1,024,352
Intangible assets (net of $68.1 million and $65.3 million accumulated amortization, respectively)	73,140	75,913
Restricted cash	653	653
Other assets	3,022	3,202
Total assets	$1,197,869	$1,230,835

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt	$6,400	$6,400
Current portion of capital lease obligations	1,165	1,227
Accounts payable	29,706	27,598
Accrued interest payable	3,419	10,120
Accrued payroll and related expenses	20,009	26,187
Other accrued liabilities	50,512	47,918
Total current liabilities	111,211	119,450
Capital lease obligations	1,134	1,311
Accrued pension obligations	131,726	133,917
Accrued post-employment benefit obligations	87,411	87,629
Deferred income taxes, net	26,230	28,016
Other long-term liabilities	16,209	16,219
Long-term debt, net of current portion	897,966	898,370
Total long-term liabilities	1,160,676	1,165,462
Total liabilities	1,271,887	1,284,912
Commitments and contingencies (See Note 14)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 27,266,792 and 27,074,398 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	273	271
Additional paid-in capital	528,666	527,726
Accumulated deficit	(627,465)	(603,610)
Accumulated other comprehensive income	24,508	21,536
Total stockholders’ deficit	(74,018)	(54,077)
Total liabilities and stockholders’ deficit	$1,197,869	$1,230,835

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2017 and 2016
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$201,907	$206,816
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	97,806	105,039
Other post-employment benefit and pension expense/(benefit)	3,097	(53,228)
Selling, general and administrative expense	49,853	50,336
Depreciation and amortization	54,794	57,638
Total operating expenses	205,550	159,785
Income/(loss) from operations	(3,643)	47,031
Other income/(expense):
Interest expense	(20,378)	(20,610)
Other, net	163	158
Total other expense	(20,215)	(20,452)
Income/(loss) before income taxes	(23,858)	26,579
Income tax benefit/(expense)	3	(8,011)
Net income/(loss)	$(23,855)	$18,568

Weighted average shares outstanding:
Basic	26,961	26,812
Diluted	26,961	27,119

Income/(loss) per share, basic	$(0.88)	$0.69

Income/(loss) per share, diluted	$(0.88)	$0.68

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Three Months ended March 31, 2017 and 2016
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income/(loss)	$(23,855)	$18,568
Other comprehensive income/(loss), net of taxes:
Interest rate swaps (net of $0.2 million and $0.1 million tax expense, respectively)	362	124
Qualified pension and post-employment benefit plans (net of $1.8 million and $19.2 million tax benefit, respectively)	2,610	(36,500)
Total other comprehensive income/(loss)	2,972	(36,376)
Comprehensive loss	$(20,883)	$(17,808)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Deficit
Three Months Ended March 31, 2017
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2016 (as adjusted)	27,074	$271	$527,726	$(603,610)	$21,536	$(54,077)
Net loss	—	—	—	(23,855)	—	(23,855)
Stock-based compensation issued, net	193	2	(694)	—	—	(692)
Stock-based compensation expense	—	—	1,634	—	—	1,634
Interest rate swaps other comprehensive loss before reclassifications	—	—	—	—	2	2
Interest rate swaps reclassified from accumulated other comprehensive loss	—	—	—	—	360	360
Employee benefits other comprehensive income before reclassifications	—	—	—	—	2,198	2,198
Employee benefits reclassified from accumulated other comprehensive income	—	—	—	—	412	412
Balance at March 31, 2017	27,267	$273	$528,666	$(627,465)	$24,508	$(74,018)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016
(Unaudited) (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income/(loss)	$(23,855)	$18,568
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income taxes	(78)	7,908
Provision for uncollectible revenue	731	(1,406)
Depreciation and amortization	54,794	57,638
Other post-employment benefits	(401)	(56,678)
Qualified pension	(1,082)	2,036
Stock-based compensation	1,634	2,666
Other non-cash items	1,285	1,102
Changes in assets and liabilities arising from operations:
Accounts receivable	902	(1,841)
Prepaid and other assets	2,005	(79)
Accounts payable and accrued liabilities	(1,032)	3,349
Accrued interest payable	(6,701)	(6,563)
Other assets and liabilities, net	33	(2,281)
Total adjustments	52,090	5,851
Net cash provided by operating activities	28,235	24,419
Cash flows from investing activities:
Net capital additions	(22,066)	(25,880)
Distributions from investments and proceeds from the sale of property and equipment	243	175
Net cash used in investing activities	(21,823)	(25,705)
Cash flows from financing activities:
Repayments of long-term debt	(1,600)	(1,600)
Proceeds from exercise of stock options	2	2
Repurchases of common stock to satisfy tax withholding obligations	(695)	(388)
Repayment of capital lease obligations	(296)	(224)
Net cash used in financing activities	(2,589)	(2,210)
Net change	3,823	(3,496)
Cash, beginning of period	34,924	26,560
Cash, end of period	$38,747	$23,064
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable	$6,520	$8,691
Acquisition of property and equipment by capital lease	57	355

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Principles of Consolidation
Organization
FairPoint is a leading provider of advanced communications services to business, wholesale and residential customers within its service territories. FairPoint offers its customers a suite of advanced data services such as Ethernet, high capacity data transport and other IP-based services over an extensive fiber network with more than 22,000 miles of fiber optic cable, including approximately 18,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, in addition to Internet access, high-speed data ("HSD") and local and long distance voice services. As of March 31, 2017, FairPoint's service territory spanned 17 states where it is the incumbent communications provider, primarily serving rural communities and small urban markets. Many of its local exchange carriers ("LECs") have served their respective communities for more than 80 years. As of March 31, 2017, the Company operated with approximately 305,400 broadband subscribers, approximately 16,000 Ethernet circuits and approximately 356,100 residential voice lines.
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
(2) Significant Accounting Policies
(a) Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted for this quarterly report and should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet as of December 31, 2016 is derived from audited financial statements.
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
As of March 31, 2017 and December 31, 2016, unearned revenue of $19.5 million and $18.2 million, respectively, was included in other accrued liabilities and unearned revenue of $4.8 million and $4.8 million, respectively, was included in other long-term liabilities on the condensed consolidated balance sheets.
The majority of the Company's other miscellaneous services revenue is generated from ancillary special projects at the request of third parties, video services, directory services and late payment charges to end users and wholesale carriers. The Company generally requires customers to pay for ancillary special projects in advance. As of March 31, 2017 and December 31, 2016, customer deposits of $3.3 million and $3.3 million, respectively, were included in other accrued liabilities on the condensed consolidated balance sheets. Once the ancillary special project is completed or substantially complete and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer, as appropriate. The Company recognizes revenue upon the provision of video services in certain markets by reselling DirecTV and providing cable and IP television video-over-digital subscriber line services. The Company also publishes telephone directories in some of its Telecom Group markets and recognizes revenues associated with these publications evenly over the time period covered by the directory, which is typically twelve months. The Company bills late payment fees to customers who have not paid their bills in a timely manner. In general, late payment fee revenue is recognized based on collection of these charges.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established service quality index ("SQI") benchmarks and has the authority to impose penalties. The MPUC opened an investigation into the Company's failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. On September 14, 2016, a hearing examiner for the MPUC issued a report recommending that the MPUC find that FairPoint had failed to meet SQI benchmarks for the period under review and impose a $500,000 penalty as allowed by statute, and provided until October 7, 2016 for comments or exceptions to be filed by interested parties. This recommendation did not constitute MPUC action. The Company promptly filed a motion to implement adjudicatory procedures prior to entry of any final order. After the Company’s motion to implement adjudicatory procedures was briefed by the parties, the Hearing Examiner issued an order on November 30, 2016 granting the Company’s motion in part and permanently withdrawing the Examiner’s September 14, 2016 report.  A case schedule was established by the Hearing Examiner, and a hearing is currently scheduled to begin May 11, 2017 in the event the parties have not reached a settlement prior to this date.
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
Effective June 1, 2015, the Company began measuring and reporting certain wholesale local service performance results in each of the states of Maine, New Hampshire and Vermont called the Wholesale Performance Plan ("WPP").

In evaluating the presentation of taxes and surcharges, such as USF charges, sales, use, value added and some excise taxes, the Company determines whether it is the primary obligor or principal taxpayer. In jurisdictions where the Company deems that it is the principal taxpayer, the Company records these taxes and surcharges on a gross basis and includes them in its revenues and costs of services and sales. In jurisdictions where the Company determines that it is a pass through agent for the government authority, it records the taxes on a net basis through the condensed consolidated balance sheets.
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
(g) Stock-Based Compensation
The Company recognizes forfeitures as they occur. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests.
(3) Proposed Merger with Consolidated Communications Holdings, Inc.
On December 3, 2016, FairPoint Communications entered into an Agreement and Plan of Merger (the "Merger Agreement") with Consolidated Communications Holdings, Inc. ("Consolidated"), a Delaware Corporation, and Falcon Merger Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Consolidated ("Merger Sub"), which provides for, among other things, a business combination whereby Merger Sub will merge with and into FairPoint Communications, with FairPoint Communications as the surviving entity (the "Merger"). As a result of the Merger, the separate corporate existence of Merger Sub will cease, and FairPoint Communications will survive as a wholly owned subsidiary of Consolidated. Consolidated is a leading business and broadband communications provider throughout its 11-state service area.
If the Merger is completed, under the terms of the Merger Agreement, stockholders of FairPoint Communications will receive 0.7300 shares of common stock of Consolidated for each share of FairPoint Communications common stock that they own immediately before this transaction. If the Merger is not completed under certain circumstances set forth in the Merger Agreement, FairPoint Communications may be required to pay a termination fee of $18.9 million. The Merger is expected to close around the middle of 2017 and is subject to standard closing conditions, including federal and state regulatory approvals. Both Consolidated’s and FairPoint Communications’ stockholders provided required approvals for the Merger on March 28, 2017.
For the three months ended March 31, 2017, the Company recognized $1.2 million of merger related expenses, primarily for legal and advisory costs included in selling, general and administrative expense, excluding depreciation and amortization, on the consolidated statement of operations.
The award agreements granted under the FairPoint Communications, Inc. Amended and Restated 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") provide that upon the occurrence of a change in control, unvested benefits will be accelerated and vest in full. The Merger Agreement provides for the exchange of these vested awards for merger consideration upon the terms set forth therein.
(4) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which is designed to clarify the principles used to recognize revenue for entities. The core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. While ASU 2014-09 is primarily associated with guidance for revenue from contracts with customers, it also includes new accounting principles related to deferral and amortization of contract acquisition and fulfillment costs. In 2016, the Company performed an assessment of its revenues, acquisition and fulfillment costs from contracts to understand any potential differences to its current accounting policies and business processes. The Company expects it to have an impact concerning the deferral of acquisition costs as its current policy is to expense these costs as incurred. At this time, the Company continues to assess and determine data and system requirements necessary to quantify the impacts of this standard as well as to develop and provide the enhanced disclosures required by the new guidance.
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
The standard allows for two methods of adoption: (1) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (2) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal year 2018 opening retained earnings balance. Currently, the Company is evaluating the available adoption methods and the Company plans to select an adoption method in the second half of 2017.
In February 2016, the FASB issued ASU 2016-02, Leases, whereby, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Companies may not apply a full retrospective transition approach. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted. Currently, the Company is evaluating the potential impact of this pronouncement.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including, but not limited to: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. The Company adopted this pronouncement effective January 1, 2017 and recorded a cumulative-effect adjustment to retained earnings of $0.1 million as the result of the change in accounting policy to recognize forfeitures as they occur. In addition, the Company reclassified "Repurchases of common stock to satisfy tax withholding obligations" from "Accounts payable and accrued liabilities" in the condensed consolidated statement of cash flows for the three months ended March 31, 2016 to be consistent with current period presentation. The deferred tax asset for NOL carryforwards from share-based compensation was fully offset by a corresponding valuation allowance and resulted in no adjustment for income taxes.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 is to be applied through a retrospective transition method to each period presented. The Company currently intends to adopt ASU 2016-18 effective January 1, 2018 and does not believe it will have a significant impact on its consolidated statements of cash flows.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company currently intends to adopt ASU 2017-07 effective January 1, 2018 and does not expect it will have a material impact on its consolidated financial statements.
(5) Dividends
The Company currently does not pay a dividend on its common stock and has no plans to pay dividends.
(6) Income Taxes
The Company recorded tax benefit on the pre-tax net loss for the three months ended March 31, 2017 of $0.0 million and tax expense on the pre-tax net income for the three months ended March 31, 2016 of $8.0 million, which equates to an effective tax rate of 0.0% and 30.1%, respectively, by applying the projected full year effective rate. For 2017, the statutory federal income tax is a benefit due to the pre-tax net loss; the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a benefit for state taxes offset by a tax expense associated with an increase in the valuation allowance. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a tax benefit associated with a decrease in the valuation allowance offset by state tax expense.
Deferred Income Taxes
At March 31, 2017, the Company had gross federal NOL carryforwards of $290.5 million. The Company's remaining federal NOL carryforwards will expire from 2019 to 2037. At March 31, 2017, the Company had a net, after attribute reduction, state NOL deferred tax asset of $11.5 million. The Company's remaining state NOL carryforwards will expire from 2018 to 2037. At March 31, 2017, the Company had a negligible alternative minimum tax credit carryover and had $4.3 million in state credit carryovers. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the United States of America federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. The Spinco Merger and the Company's emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
Valuation Allowance. At March 31, 2017 and December 31, 2016, the Company established a valuation allowance against its deferred tax assets of $48.8 million and $41.5 million, respectively, which consists of a $39.4 million and $29.2 million federal allowance, respectively, and a $9.4 million and $12.3 million state allowance, respectively.
Income Tax Returns
The Company and its eligible subsidiaries file consolidated income tax returns in the United States of America federal jurisdiction and certain consolidated, combined and separate entity tax returns, as required, with various state and local governments. Based solely on statutes of limitations, the Company would not be subject to United States of America federal, state and local, or non-United States of America income tax examinations by tax authorities for years prior to 2012. However, tax years prior to 2012 may be subject to examination by federal or state taxing authorities if the Company's NOL carryovers from those years are utilized in the future. As of March 31, 2017 and December 31, 2016, the Company does not have any significant jurisdictional income tax audits.
(7) Long-term Debt
Long-term debt for the Company at March 31, 2017 and December 31, 2016 is shown below (in thousands):

	March 31, 2017	December 31, 2016
Term Loan, due 2019 (weighted average rate of 7.50%)	$614,400	$616,000
Discount on Term Loan (a)	(6,980)	(7,834)
Debt issuance costs	(3,054)	(3,396)
Notes, 8.75%, due 2019	300,000	300,000
Total long-term debt	904,366	904,770
Less: current portion	(6,400)	(6,400)
Total long-term debt, net of current portion	$897,966	$898,370

(a)
The $7.0 million and $7.8 million discount on the Term Loan (as defined below) as of March 31, 2017 and December 31, 2016, respectively, is being amortized using the effective interest method over the life of the Term Loan.

As of March 31, 2017, the Company had $61.1 million, net of $13.9 million outstanding letters of credit, available for additional borrowing under the Revolving Facility (as defined below).

The approximate aggregate maturities of long-term debt, excluding the debt discount on the Term Loan, for each of the three years subsequent to March 31, 2017 are as follows (in thousands):

Trailing twelve months ending March 31,	Balance Due
2018	$6,400
2019	608,000
2020	300,000
Total long-term debt, including current portion	$914,400
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

Covenants. The Credit Agreement contains customary representations and warranties and affirmative and negative covenants for a transaction of this type, including two financial maintenance covenants: (i) a consolidated interest coverage ratio and (ii) a consolidated total leverage ratio. The Credit Agreement also contains a covenant limiting the amount of capital expenditures that FairPoint Communications and its subsidiaries may make in any fiscal year. As of March 31, 2017, FairPoint Communications was in compliance with all covenants under the Credit Agreement.
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
Notes redeemed after February 15, 2017 and prior to February 15, 2018 may be redeemed at 102.188% of the aggregate principal amount; and Notes redeemed on or after February 15, 2018 may be redeemed at their par value.
The holders of the Notes have the ability to require FairPoint Communications to repurchase all or any part of the Notes if FairPoint Communications experiences certain kinds of changes in control or engages in certain asset sales, in each case at the repurchase prices and subject to the terms and conditions set forth in the Indenture.
The Indenture contains certain covenants which are customary with respect to non-investment grade debt securities, including limitations on FairPoint Communication's ability to incur additional indebtedness, pay dividends on or make other distributions or repurchase FairPoint Communication's capital stock, make certain investments, enter into certain types of transactions with affiliates, create liens and sell certain assets or merge with or into other companies. These covenants are subject to a number of important limitations and exceptions. As of March 31, 2017, FairPoint Communications was in compliance with all covenants under the Indenture.
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
The effect of the Company’s interest rate swap agreements on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 is shown below (in thousands):

	As of March 31, 2017
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$1,158

	As of December 31, 2016
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value
Interest rate swaps, Current	Other accrued liabilities	$1,762

The gross effect of the Company’s interest rate swap agreements on the condensed consolidated statements of comprehensive income/(loss) for the three months ended March 31, 2017 and 2016 is shown below (in thousands):

	Amount Recognized in Interest Expense (Pre-Tax)		Amount of Loss/(Gain) Recognized in Other Comprehensive Income/(Loss) on Derivative (Effective Portion) (Pre-Tax)
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest rate swaps	$601	$609	$(604)	$(208)

Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan. The Company estimates that approximately $1.2 million will be reclassified as an increase to interest expense in the next 12 months.
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
The Company's non-financial assets and liabilities, including its long-lived assets and indefinite-lived intangible assets, are measured and subsequently adjusted, if necessary, to fair value on a non-recurring basis. The Company periodically performs routine reviews of triggering events and/or an impairment test, as applicable. Based on these procedures, the Company did not require an adjustment to fair value to be recorded to these assets in the three months ended March 31, 2017 or 2016.
The Company's financial instruments, other than interest rate swap agreements and long-term debt, consist primarily of cash, restricted cash, accounts receivable and accounts payable. The carrying amounts of these financial instruments are estimated to approximate fair value due to the relatively short period of time to maturity for these instruments. As of March 31, 2017, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$1,158	$—
As of December 31, 2016, interest rate swap agreements are carried at their fair value and measured on a recurring basis as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Interest rate swaps, Current (a)	$—	$1,762	$—

(a)
The fair value is determined using valuation models which rely on the expected LIBOR based yield curve and estimates of counterparty and the Company’s non-performance risk.  Because each of these inputs are directly observable or can be corroborated by observable market data, the Company has categorized these interest rate swaps as Level 2 within the fair value hierarchy.

The estimated fair values of the Company's long-term debt as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value (a)	Carrying Amount	Fair Value (a)
Term Loan, due 2019 (b)	$607,420	$616,704	$608,166	$620,620
Notes, 8.75%, due 2019	300,000	307,500	300,000	312,375
Total	$907,420	$924,204	$908,166	$932,995

(a)	The Company estimated fair value based on market prices of the Company's debt securities at the balance sheet dates, which falls within Level 2 of the fair value hierarchy.

(b)	The carrying amount of the Term Loan is net of the unamortized discount of $7.0 million and $7.8 million as of March 31, 2017 and December 31, 2016, respectively.
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
Net Periodic Benefit Cost. The Company capitalizes a portion of net periodic benefit cost in conjunction with its use of internal labor resources utilized on capital projects. During the three months ended March 31, 2017, the Company recognized settlement charges in the qualified pension plan that covers non-represented employees of $0.4 million.  The settlements were incurred when the cumulative amount of lump sums paid to participants in the respective years exceeded the expected service and interest cost for the respective years. Components of the net periodic benefit cost related to the Company's qualified pension plans and other post-employment benefit plans for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Qualified Pension Plans	Post- employment Benefit Plans	Qualified Pension Plans	Post- employment Benefit Plans
Service cost	$1,787	$31	$1,593	$41
Interest cost	3,946	959	3,821	1,008
Expected return on plan assets	(4,178)	—	(3,834)	—
Amortization of actuarial loss	1,190	271	1,349	31,704
Amortization of prior service cost	(761)	(455)	(761)	(88,017)
Plan settlement	441	—	—	—
Net periodic benefit cost	2,425	806	2,168	(55,264)
Less capitalized portion	(134)	—	(132)	—
Other post-employment benefit and pension expense/(benefit)	$2,291	$806	$2,036	$(55,264)

Return on Plan Assets. For the three months ended March 31, 2017 and 2016, the actual return on the pension plan assets were annualized gains/(losses) of approximately 16.6% and 3.5%, respectively. Net periodic benefit cost for 2017 assumes a weighted average annualized expected return on plan assets of approximately 7.5%.
Contributions and Benefit Payments. During the three months ended March 31, 2017, contributions of $3.6 million were made to the Company-sponsored qualified defined benefit pension plans and the Company funded benefit payments of $1.2 million under its post-employment benefit plans.
(11) Accumulated Other Comprehensive Income
The following table provides a reconciliation of adjustments reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2017
Employee benefits:
Amortization of actuarial loss (2.64 years to 10.91 years) (a)	$1,461
Amortization of net prior service credit (9.82 years to 22.91 years) (a)	(1,216)
Plan settlement (a)	441
Total employee benefits reclassified from accumulated other comprehensive income	686
Tax expense	(274)
Total employee benefits reclassified from accumulated other comprehensive income, net	$412

Interest rate swaps:
Interest rate swaps reclassified from accumulated other comprehensive loss (b)	$601
Tax expense	(241)
Total interest rate swaps reclassified from accumulated other comprehensive loss, net	$360

Total amounts reclassified from accumulated other comprehensive income, net	$772

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See note (10) "Employee Benefit Plans" for details.

(b)	These accumulated other comprehensive income components are included in interest expense. See note (8) "Interest Rate Swap Agreements" for details.
(12) Earnings Per Share
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
Weighted average number of common shares used for basic earnings per share excludes weighted average shares of non-vested restricted stock of 250,738 and 214,094 for the three months ended March 31, 2017 and 2016, respectively. Non-vested restricted stock is included in common shares issued and outstanding in the condensed consolidated balance sheets.
Potentially dilutive shares exclude warrants and stock options in accordance with the treasury stock method primarily due to exercise prices exceeding the average market value. Since the Company incurred a loss for the three months ended March 31, 2017, all potentially dilutive securities are anti-dilutive and, therefore, are excluded from the determination of diluted earnings per share.

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Weighted average number of common shares used for basic earnings per share	26,961,440	26,811,697
Effect of potential dilutive shares	—	307,184
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	26,961,440	27,118,881
Weighted average number of anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	5,640,942	3,893,270
(13) Stockholders' Deficit
At March 31, 2017, 37,500,000 shares of common stock were authorized and 27,266,792 shares of common stock (including shares of non-vested restricted stock) and 3,582,402 warrants, each eligible to purchase one share of common stock, were outstanding.
The initial exercise price applicable to the warrants is $48.81 per share of common stock. The exercise price applicable to the warrants is subject to adjustment upon the occurrence of certain events described in the warrant agreement. The warrants may be exercised at any time on or before January 24, 2018.
(14) Commitments and Contingencies
(a) Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings in the ordinary course of business. The Company is a defendant in approximately 16 lawsuits filed by two long distance communications companies, who as plaintiffs have collectively filed over 60 lawsuits arising from switched access charges for calls originating and terminating within the same wireless major trading area. These cases have all been consolidated and transferred to federal district court (the "Court") in Dallas, Texas. The defendants filed joint motions to dismiss these actions. On November 17, 2015, the Court granted the defendants' motions dismissing the plaintiffs' federal law based claims with prejudice. The state law based claims were allowed to be amended and refiled. The Court denied the plaintiffs' request for an immediate appeal of the dismissal of the federal law based claims. Counterclaims against the plaintiffs for the failure to pay these access charges have been filed by the Company. The Company and some of the co-defendants have filed lawsuits against a third long distance communications company for the failure to pay this same type of access charge. These additional lawsuits have also been consolidated and transferred to the Court. On March 22, 2017, the Court denied the third long distance communications company's motion to dismiss the actions regarding its failure to pay access charges. On May 3, 2017, the Court granted the defendants’ motions to dismiss the amended refiled state law based claims. Certain motions that have been filed by the plaintiffs and defendants are still pending. At this time, an estimate of the impact, if any, of these claims cannot be made.
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
(b) Restricted Cash
As of March 31, 2017 and December 31, 2016, the Company had $0.7 million and $0.7 million, respectively, of restricted cash, which is restricted for regulatory purposes and is included in long-term restricted cash on the condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" contained in the 2016 Annual Report and "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in the following sections:
•Overview
•Executive Summary
•Proposed Merger with Consolidated Communications Holdings, Inc.
•Regulatory and Legislative
•Basis of Presentation
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•New Accounting Standards
Overview
We are a leading provider of advanced communications services to business, wholesale and residential customers within our service territories. We offer our customers a suite of advanced services including Ethernet, SIP-Trunking, hosted PBX, managed services, data center colocation services, high capacity data transport and other IP-based services over our fiber-based network, in addition to Internet access, HSD and local and long distance voice services. Our service territory spans 17 states where we are the incumbent communications provider primarily serving rural communities and small urban markets. Many of our LECs have served their respective communities for more than 80 years. As of March 31, 2017, we operated with approximately 305,400 broadband subscribers, approximately 16,000 Ethernet circuits and approximately 356,100 residential voice lines.
We own and operate an extensive fiber-based Ethernet network with more than 22,000 miles of fiber optic cable, including approximately 18,000 miles of fiber optic cable in Maine, New Hampshire and Vermont, giving us capacity to support more HSD services and extend our fiber reach into more communities across the region. The IP/Multiple Protocol Label Switched ("IP/MPLS") network architecture of our fiber-based network allows us to provide Ethernet, transport and other IP-based services with the highest level of reliability at a lower cost of service. This fiber-based Ethernet network also supplies critical infrastructure for wireless carriers serving the region as their bandwidth needs increase, driven by mobile data from smartphones, tablets and other wireless devices. As of March 31, 2017, we provide cellular transport, also known as backhaul, through over 1,900 mobile Ethernet backhaul connections. We have fiber connectivity to approximately 1,300 cellular communications towers in our service footprint.
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
Our objective is to transform our revenue by continuing to add advanced data products and services such as Ethernet, high capacity data transport and other IP-based services over our fiber-based network in addition to HSD services, to minimize our dependence on voice access lines. Communications companies, including us, continue to experience a decline in access lines due to increased competition from wireless carriers, cable television operators and competitive local exchange carriers ("CLECs") and increased availability of alternative communications services, including wireless and voice over IP ("VoIP"). We will continue our efforts to retain customers to mitigate the loss of voice access lines through bundled packages, including video and other value added services. We believe access lines as a measure of the business are increasingly less meaningful measures of trend and are being replaced by revenue generating broadband subscribers and Ethernet circuits.
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
Proposed Merger with Consolidated Communications Holdings, Inc.
On December 3, 2016, FairPoint Communications entered into an Agreement and Plan of Merger (the "Merger Agreement") with Consolidated and Falcon Merger Sub, Inc., a newly formed Delaware corporation and wholly-owned subsidiary of Consolidated ("Merger Sub"), which provides for, among other things, a business combination whereby Merger Sub will merge with and into FairPoint Communications, with FairPoint Communications as the surviving entity (the "Merger"). As a result of the Merger, the separate corporate existence of Merger Sub will cease, and FairPoint Communications will survive as a wholly owned subsidiary of Consolidated. Consolidated is a leading business and broadband communications provider throughout its 11-state service area.
If the Merger is completed, under the terms of the Merger Agreement, stockholders of FairPoint Communications will receive 0.7300 shares of common stock of Consolidated for each share of FairPoint Communications common stock that they own immediately before this transaction. The Merger is expected to close around the middle of 2017 and is subject to standard closing conditions, including federal and state regulatory approvals. Both Consolidated’s and FairPoint Communications’ stockholders provided required approvals for the Merger on March 28, 2017. The required waiting period under the HSR Act was terminated on January 11, 2017.
For the three months ended March 31, 2017, we recognized $1.2 million of merger related expenses, primarily for legal and advisory costs.
The award agreements under the Long Term Incentive Plan provide that upon the occurrence of a change in control, unvested benefits will be accelerated and vest in full. The Merger Agreement provides for the exchange of these vested awards for merger consideration upon the terms set forth therein.
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
For a detailed description of the federal and state regulatory environment in which we operate and the FCC's CAF/ICC Order promulgated in 2011 and subsequent regulatory changes, as well as the effects and potential effects of such regulation on us, see "Item 1. Business—Regulatory and Legislative" in our 2016 Annual Report. The impact of these changes for 2017 is described further below. However, in the long run, we are uncertain of the ultimate impact as federal and state regulations continue to evolve.
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
In conjunction with the CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II competitive bidding rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. In its Order released December 18, 2014, the FCC stated its intention to extend its offer of CAF Phase II support to price cap carriers in early 2015 and to implement the CAF Phase II program for price cap carriers during 2015. On April 29, 2015, the FCC released a Public Notice extending the offer of CAF Phase II funding to price cap carriers, as described in more detail below. As of March 31, 2017, the FCC has issued competitive bidding guidelines but has not finalized rules for the competitive bidding process. It is not known how these rules may impact us.
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

For the two states where we declined CAF Phase II support, we will continue to receive CAF Phase I frozen support until such time as the FCC conducts a competitive bidding process. We expect the FCC to conduct the competitive bidding process during 2017. The FCC has determined that price cap carriers declining CAF Phase II support can participate in the competitive bidding process along with any other interested carriers. As of March 31, 2017, the FCC has not yet adopted final rules governing the competitive bidding process.
In addition, there is a three year transition for price cap carriers that choose to accept model-based support in states where the accepted support is less than the CAF Phase I frozen support. The determination of transition funding is made at the state level. From January 1, 2015 to July 31, 2015, and as prescribed by the FCC, such carriers received 100% of the difference between the annualized amount of CAF Phase II support that they accepted and the amount of CAF Phase I frozen support that they received in 2014. Beginning August 1, 2015, transitional funding stepped down to 75% of that amount and on August 1, 2016 transitional funding stepped down to 50% of the difference. On August 1, 2017, transitional funding steps down to 25% of the difference. Transitional support will terminate as of July 31, 2018, after which time carriers will receive only CAF Phase II support.
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
FCC Rules for Business Data Services. On April 20, 2017, the FCC adopted new rules for Business Data Services. A summary of the order has been published, but the full text of the order has not yet been released. Business Data Services are high speed data services provided to wholesale and retail customers including traditional special access services, such as DS1 and DS3 services, and packet switched services such as Ethernet services. The new rules will eliminate price regulation for Business Data Services offered by FairPoint in counties that are deemed competitive under a competitive market test adopted by the FCC. The FCC has not yet disclosed which counties will be deemed competitive under its new rules and the timing of full implementation of these new rules is uncertain due to the potential for appeals. These rules apply to FairPoint’s Northern New England operations which operate under federal price cap regulation. We are evaluating the opportunities that may arise from the elimination of price regulation in counties deemed competitive.

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
Regulatory and Legislative for Maine
Under the Maine Public Utilities Commission ("MPUC") rules (Chapter 201), which went into effect August 1, 2014, the MPUC may open an investigation regarding the failure to meet any of the established SQI benchmarks and has the authority to impose penalties. The MPUC opened an investigation into our failure to meet some third quarter 2014 SQI benchmarks and subsequently opened an investigation into the fourth quarter of 2014 and then with respect to each of the quarterly periods in 2015. On March 29, 2016, the MPUC consolidated the investigations of the six quarters into one investigation. On September 14, 2016, a hearing examiner for the MPUC issued a report recommending that the MPUC find that FairPoint had failed to meet SQI benchmarks for the period under review and impose a $500,000 penalty as allowed by statute, and provided until October 7, 2016 for comments or exceptions to be filed by interested parties. This recommendation did not constitute MPUC action. The Company promptly filed a motion to implement adjudicatory procedures prior to entry of any final order. After the Company’s motion to implement adjudicatory procedures was briefed by the parties, the Hearing Examiner issued an order on November 30, 2016 granting the Company’s motion in part and permanently withdrawing the Examiner’s September 14, 2016 report.  A case schedule was established by the Hearing Examiner, and a hearing is currently scheduled to begin May 11, 2017 in the event the parties have not reached a settlement prior to this date.
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
On April 13, 2016, LD 466, An Act to Increase Competition and Ensure a Robust Information and Telecommunications Market, was passed into law and became effective on July 28, 2016. The new law removes the regulation on POLR service in the most competitive municipalities on a phased in approach. The seven largest municipalities were deregulated effective August 28, 2016 (the POLR rate is grandfathered for one year), followed by five communities every six months until reaching a total of 22. These 22 municipalities represent approximately one third of the population and POLR customers. LD 466 provides a path forward for additional municipalities to be deregulated upon petitioning the PUC. Also included in the law is the removal of POLR tariffs statewide.
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

New York Broadband Grants
In 2015, New York established the $500 million New NY Broadband Program (the "NYBB") to provide state grant funding to support projects that deliver high-speed Internet access to unserved and underserved areas with a goal of achieving statewide broadband access in New York by the end of 2018.
We were notified and received award letters on March 8, 2017 for grant awards totaling $36.7 million from the NYBB Phase 2 grants. These grants, combined with an estimated $9.3 million in investment by us, will support the extension and upgrading of high-speed broadband services to over 10,321 locations in our New York service territory. We expect to enter into grant agreements during the second quarter of 2017 and treat the reimbursements as a contribution in aid of construction.
The network must be capable of delivering speeds of 100 megabits per second or greater in unserved and underserved locations. As a condition of the grant, we are required to offer the NYBB’s Required Pricing Tier as a service option to residential users for a period of five years from completion of construction of the network. This pricing requirement will provide for broadband Internet service at minimum speeds of 25/4 megabits per second (download/upload).
Basis of Presentation
We view our business of providing data, voice and communications services to business, wholesale and residential customers as one reportable segment.

Results of Operations
The following table sets forth our consolidated operating results reflected in our condensed consolidated statements of operations (in thousands, except for operating metrics):

	Three Months Ended March 31,
	2017	2016
Revenues:
Voice services	$68,878	$75,903
Access	56,337	61,933
Data and Internet services	49,128	44,560
Regulatory funding	14,651	13,117
Other	12,913	11,303
Total revenues	201,907	206,816
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	97,806	105,039
Other post-employment benefit and pension expense/(benefit)	3,097	(53,228)
Selling, general and administrative expense	49,853	50,336
Depreciation and amortization	54,794	57,638
Total operating expenses	205,550	159,785
Income/(loss) from operations	(3,643)	47,031
Other income/(expense):
Interest expense	(20,378)	(20,610)
Other, net	163	158
Total other expense	(20,215)	(20,452)
Income/(loss) before income taxes	(23,858)	26,579
Income tax benefit/(expense)	3	(8,011)
Net income/(loss)	$(23,855)	$18,568

	As of March 31,
Select Operating Metrics:	2017	2016

Broadband subscribers	305,353	311,323

Ethernet circuits	15,974	14,813

Residential voice lines	356,144	398,488
Voice Services Revenues
We receive revenues through the provision of local calling services to business and residential customers, generally for a fixed monthly charge and service charges for special calling features. We also generate revenue through long distance services within our service areas on our network and through resale agreements with national interexchange carriers. For the periods ended March 31, 2017 and 2016, residential voice lines in service decreased 10.6% and 11.7% year-over-year, respectively, which directly impacts local voice services revenues and our opportunity to provide long distance services to our customers, resulting in a decrease of minutes of use. Evolving competition, including reduced voice pricing from cable competitors as well as cellular adoption, has contributed to the decrease in residential voice lines. There are very few areas within our northern New England footprint where cable voice service and cellular are not alternatives for our customers. In addition, business voice services revenue also declined in part because of reduced access lines as businesses continue to shift from traditional voice products to our Ethernet or other advanced services. We expect the trend of decline in voice lines in service, and thereby a decline in aggregate voice services revenue, to continue as customers continue to turn to the use of alternative communication services as a result of ever-increasing competition.

Effective June 1, 2015, we began measuring and reporting certain wholesale local service performance results in each of the states of Maine, New Hampshire and Vermont under the WPP. There was an insignificant amount of WPP service credits during both the three months ended March 31, 2017 and 2016. A portion of the service credits were recorded to voice services revenues; however, the majority were recorded to access revenues.
The following table reflects the primary drivers of year-over-year changes in voice services revenues (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Local voice services revenues, excluding:	$(5.5)
Long distance services revenues	(1.5)
Total change in voice services revenues	$(7.0)	(9)%
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
Carriers are migrating from legacy access products, such as DS1, DS3, frame relay, ATM and private line, to carrier Ethernet based products. For the periods ended March 31, 2017 and 2016, wholesale Ethernet circuits grew by 10.4% and 17.2% year-over-year, respectively. These carrier Ethernet based products are more sustainable, but generally, at the outset, have lower average revenue per user of broadband capacity than the legacy products they are replacing, resulting in a decline in access revenues. We expect the decline in access revenues to continue with customer migration. This decline in legacy access products is expected to be partially offset with the increasing need for bandwidth, including cellular backhaul and demand for carrier Ethernet based products, both of which are expected to increase over time. With the entry of cable competitors into the wholesale market, we continue to experience an increased decline in access lines due to this new competition. However, our extensive fiber-based Ethernet network with more than 22,000 miles of fiber optic cable (of which approximately 18,000 miles are in Maine, New Hampshire and Vermont), including approximately 1,300 cellular communications towers currently served with fiber, puts us in a position to grow our revenue base as demand for cellular backhaul and other Ethernet services expands. We also construct new fiber routes to cellular communications towers when the business case presents itself. Additionally, we continue to evaluate new services to provide to carriers, including the selective use of dark fiber and professional services, to continue to meet carrier access needs.
As described above, the WPP service credits are allocated to access revenues or voice services revenues based on services provided to the wholesale carrier.
The following table reflects the primary drivers of year-over-year changes in access revenues (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Carrier Ethernet services (1)	$(0.3)
Legacy access services (2)	(5.3)
Total change in access revenues	$(5.6)	(9)%

(1)
We offer carrier Ethernet services throughout our market to our business and wholesale customers, which include Ethernet virtual circuit technology for cellular backhaul. We provide cellular transport on our fiber-based Ethernet network through over 1,900 fiber-to-the-tower connections.

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

We have invested in our broadband network to extend the reach and capacity of the network to customers who did not previously have access to data and Internet products and to offer more competitive services to existing customers, including retail Ethernet products. For the periods ended March 31, 2017 and 2016, retail Ethernet circuits grew by 4.3% and 8.1% year-over-year, respectively. Our broadband subscribers decreased 1.9% and 1.7% year-over-year for the periods ended March 31, 2017 and 2016, respectively, which directly impacts data and Internet services revenues. We expect to continue our investment in our broadband network to further grow data and Internet services revenues in the coming years.
The following table reflects the primary drivers of year-over-year changes in data and Internet services revenues (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Retail Ethernet services (1)	$0.9
Other data and Internet technology based services (2)	3.7
Total change in data and Internet services revenues	$4.6	10%

(1)
Retail Ethernet services revenue is comprised of data services provided through E-LAN, E-LINE and E-DIA technology on our fiber-based Ethernet network. We recognized $11.0 million and $10.1 million for the three months ended March 31, 2017 and 2016, respectively, of retail Ethernet revenues.

(2)	Includes all other services such as DSL, dial-up, high speed cable modem and wireless broadband.
Regulatory Funding Revenues
We receive certain federal and state government funding that we classify as regulatory funding, which is further described in "Regulatory and Legislative" herein, including: CAF Phase II support effective January 1, 2015 to build and operate broadband services; CAF Phase II transition funding; CAF Phase I frozen support (for Kansas and Colorado until a reverse auction is completed); CAF funding under the CAF/ICC Order; and universal service fund support from certain states in which we operate. We recognized $14.7 million and $13.1 million for the three months ended March 31, 2017 and 2016, respectively, of regulatory funding revenues. The year-over-year change was primarily due to a non-recurring recovery of CAF/ICC for local switching support ("LSS") revenue of approximately $2.0 million in the first quarter of 2017 partially offset by the annual August step-down of CAF Phase II transitional revenue. CAF Phase II support revenue does not include any funding for Colorado and Kansas. We expect the amount of regulatory funding revenue to decline as the amount of CAF Phase II transition funding decreases in 2017 and is phased out through 2018.
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
The following table reflects the primary drivers of year-over-year changes in other services revenues (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Special purpose projects (1)	$0.4
Late payment fees (2)	0.3
Other (3)	0.9
Total change in other services revenues	$1.6	14%

(1)	Special purpose projects are completed on behalf of third party requests.

(2)	Late payment fees are related to customers who have not paid their bills in a timely manner.

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

	Three Months Ended March 31,
	2017	2016

Growth (1)
Broadband (1a)	$37.0	$34.0
Ethernet (1b)	24.5	23.6
Hosted and Advanced Services (1c)	5.2	3.8
Subtotal Growth	66.7	61.4
Growth as a % of Total Revenue	33.0%	29.7%

Convertible (2)
Non-Ethernet Special Access (2a)	15.1	18.2
Business Voice (2b)	28.6	30.5
Other Convertible (2c)	4.9	5.4
Subtotal Convertible	48.6	54.1
Convertible as a % of Total Revenue	24.1%	26.2%

Legacy (3)
Residential Voice (3a)	48.8	53.9
Switched Access and Other (3b)	15.9	17.7
Subtotal Legacy	64.7	71.6
Legacy as a % of Total Revenue	32.0%	34.6%

Regulatory funding (4)	14.7	13.1
Regulatory funding as a % of Total Revenue	7.3%	6.3%

Miscellaneous (5)	7.2	6.6
Miscellaneous as a % of Total Revenue	3.6%	3.2%

Total Revenue	$201.9	$206.8

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
The primary drivers of the year-over-year changes in the strategic revenue categorization for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (dollars in millions) were:

•
Growth revenue increased by $5.3 million as we experienced growth in broadband revenue as speed upgrades and rate increases helped offset a decline in broadband subscribers as well as increased hosted and advanced services revenue and increased Ethernet revenue due to customer growth compared to the prior year.

•	Convertible revenue decreased by $5.5 million as customers continued to migrate from non-Ethernet circuits and businesses shifted from traditional voice products to VoIP and hosted products.

•	Legacy revenue decreased by $6.9 million resulting from a decline in voice access lines due to fewer lines in service and lower legacy switched access revenue versus a year ago.

•
Regulatory funding revenue increased by $1.6 million primarily due to a non-recurring recovery of CAF/ICC for LSS revenue of approximately $2.0 million in the first quarter of 2017 partially offset by the annual August step-down of CAF Phase II transitional revenue.

•	Miscellaneous revenue increased by $0.6 million due to higher special purpose construction projects and higher late payment fees compared to the prior year.
Cost of Services and Sales
Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses. We expect the cost of services and sales to fluctuate with revenue and decrease due to lower employee expenses from a reduction in headcount.
The following table reflects the primary drivers of year-over-year changes in cost of services and sales (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Employee expense (1)	$(3.9)
Severance expense (2)	(0.6)
Network and access expense (3)	(1.5)
Other (4)	(1.2)
Total change in cost of services and sales	$(7.2)	(7)%

(1)
We recognized $44.0 million and $47.9 million for the three months ended March 31, 2017 and 2016, respectively, of employee expense as cost of services and sales. The decrease for the three months ended March 31, 2017 compared to the comparable period of 2016 is primarily due to a reduction in headcount and a lower bonus accrual.

(2)	We recognized $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, of severance expense attributed to the reduction in our workforce.

(3)	Network and access expense continues to decrease primarily due to lower revenue as well as cost management efforts.

(4)	Other cost of services and sales has decreased primarily due to lower provisioning and lower back-office expenses.
Other Post-Employment Benefit and Pension (Benefit)/Expense
We expect other post-employment benefit and pension (benefit)/expense to increase in 2017 compared to 2016 since the prior service credit was fully amortized during 2016.

The following table reflects the primary drivers of year-over-year changes in other post-employment benefit and pension (benefit)/expense (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Other post-employment benefits expense/(benefit) (1)	$56.0
Pension expense (2)	0.3
Total change in other post-employment benefit and pension (benefit)/expense	$56.3	(106)%

(1)
The increase in the net periodic benefit cost for the three months ended March 31, 2017 compared to the comparable period of 2016 for our other post-employment benefit plans is primarily attributable to lower amortization of the net prior service credits of $87.6 million partially offset by lower amortization of the net actuarial loss of $31.4 million in the first quarter of 2017 compared to the comparable period of 2016.

(2)
The increase in the net periodic benefit cost for the three months ended March 31, 2017 compared to the comparable period of 2016 for our qualified pension plans is primarily attributable to a plan settlement in the first quarter of 2017.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense includes salaries and wages and benefits (including stock based compensation, but excluding the net periodic benefit cost of other post-employment benefit plans and qualified pension plans) not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. We expect SG&A expense to increase primarily due to expected merger related expenses in 2017, including increased stock-based compensation expense due to the acceleration of vesting of stock-based awards described in "Proposed Merger with Consolidated Communications Holdings, Inc." herein.
The following table reflects the primary drivers of year-over-year changes in SG&A expense (dollars in millions):

	Three Months Ended March 31, 2017 vs. March 31, 2016
	Increase (Decrease)%
Employee expense (1)	$(4.5)
Operating taxes	0.7
Bad debt expense (2)	2.1
Severance expense (3)	(0.6)
Merger related expense (4)	1.2
Other (5)	0.6
Total change in SG&A expense	$(0.5)	(1)%

(1)
We recognized $23.4 million and $27.9 million for the three months ended March 31, 2017 and 2016, respectively, of employee expense in SG&A expense. The decrease for the three months ended March 31, 2017 compared to the comparable period of 2016 is primarily due to a reduction in headcount and a lower bonus accrual.

(2)
We recognized $0.7 million and $(1.4) million for the three months ended March 31, 2017 and 2016, respectively, of bad debt expense. The first quarter of 2016 included nonrecurring write-off recoveries.

(3)	We recognized $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, of severance expense attributed to the reduction in our workforce.

(4)
Merger related expense is primarily related to legal and advisory costs during the three months ended March 31, 2017 in connection with the Merger described in "Proposed Merger with Consolidated Communications Holdings, Inc." herein.

(5)	The change in other expenses was primarily due to the timing of spending for contracted services and advertising costs.
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
We recognized $52.0 million and $54.8 million for the three months ended March 31, 2017 and 2016, respectively, of depreciation expense. We recognized $2.8 million of amortization expense in each of the quarters ended March 31, 2017 and 2016, respectively.
Interest Expense
The following table reflects a summary of interest expense recorded during the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Credit Agreement Loans (as defined hereinafter)	$11.9	$12.1
Notes (as defined hereinafter)	6.6	6.6
Amortization of debt issue costs	0.3	0.3
Amortization of debt discount	0.8	0.8
Interest rate swap agreements	0.6	0.6
Other interest expense	0.2	0.2
Total interest expense	$20.4	$20.6
Interest expense decreased $0.2 million in the three months ended March 31, 2017 as compared to the same period in 2016.
For further information regarding the Credit Agreement Loans and the Notes, see "Liquidity and Capital Resources—Debt" herein and note (7) "Long-term Debt" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Income Taxes
The Company recorded tax benefit on the pre-tax net loss for the three months ended March 31, 2017 of $0.0 million and tax expense on the pre-tax net income for the three months ended March 31, 2016 of $8.0 million, which equates to an effective tax rate of 0.0% and 30.1%, respectively, by applying the projected full year effective rate. For 2017, the statutory federal income tax is a benefit due to the pre-tax net loss; the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a benefit for state taxes offset by a tax expense associated with an increase in the valuation allowance. For 2016, the projected annual effective tax rate differs from the 35% federal statutory rate primarily due to a tax benefit associated with a decrease in the valuation allowance offset by state tax expense.
For further information, see note (6) "Income Taxes" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The table below includes certain non-GAAP financial measures and the adjustments to the most directly comparable GAAP measure used to determine the non-GAAP measures. Management believes that the non-GAAP measures may be useful to investors in understanding period-to-period operating performance and in identifying historical and prospective trends that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, management believes the non-GAAP measures are useful for investors because they enable them to view performance in a manner similar to the method used by the Company's management. Management believes earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude the effect of items that are further described below ("Adjusted EBITDA"), provides a useful measure of covenant compliance and Unlevered Free Cash Flow (as defined in footnote (2) to the table below) may be useful to investors in assessing the Company's ability to generate cash and meet its debt service requirements. The maintenance covenants contained in the Company's credit facility are based on Consolidated EBITDA, which is consistent with the calculation of Adjusted EBITDA below.
The non-GAAP financial measures, as used herein, are not necessarily comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures have limitations as analytical tools and should not be considered in isolation from, or as an alternative to, net income or loss, operating income, cash flow or other combined income or cash flow data prepared in accordance with GAAP. Because of these limitations, Adjusted EBITDA and Unlevered Free Cash Flow should not be considered as measures of discretionary cash available to invest in business growth or reduce indebtedness. The Company compensates for these limitations by relying primarily on its GAAP results and using the non-GAAP measures only supplementally.
A reconciliation of Adjusted EBITDA and Unlevered Free Cash Flow to net income/(loss) is provided in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income/(loss)	$(23,855)	$18,568
Income tax (benefit)/expense	(3)	8,011
Interest expense	20,378	20,610
Depreciation and amortization	54,794	57,638
Pension expense (1a)	2,291	2,036
Other post-employment benefits expense/(benefit) (1a)	806	(55,264)
Compensated absences (1b)	5,886	6,287
Severance	230	1,459
Other non-cash items, net (1d)	1,687	2,694
All other allowed adjustments, net (1e)	1,142	(88)
Adjusted EBITDA (1)	$63,356	$61,951

Adjusted EBITDA (1)	$63,356	$61,951
Pension contributions	(3,372)	—
Other post-employment benefits payments	(1,208)	(1,414)
Capital expenditures	(22,066)	(25,880)
Unlevered Free Cash Flow (2)	$36,710	$34,657

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
(2) Unlevered Free Cash Flow refers to Adjusted EBITDA (calculated in accordance with the definition of Consolidated EBITDA in the Credit Agreement) minus capital expenditures, cash pension contributions and other post-employment benefits cash payments.
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
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, the Revolving Facility and net cash provided by operating activities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We were in compliance with the maintenance covenants contained in the Credit Agreement (as defined below) as of March 31, 2017 and expect to remain in compliance for the remainder of 2017.
Cash Flows
Cash at March 31, 2017 totaled $38.7 million compared to $34.9 million at December 31, 2016, excluding restricted cash of $0.7 million and $0.7 million, respectively. During the three months ended March 31, 2017, the change in net cash was primarily due to net cash flows from operations of $28.2 million (which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2016 annual performance bonuses), partially offset by cash outflows for capital expenditures of $22.1 million. During the three months ended March 31, 2016, the change in net cash was primarily due to net cash flows from operations of $24.4 million (which included outflows due to the scheduled semi-annual interest payments on the Notes and the payment of 2015 annual performance bonuses), partially offset by cash outflows for capital expenditures of $25.9 million.
The following table sets forth our condensed consolidated cash flow results reflected in our condensed consolidated statements of cash flows (in millions):

	Three Months Ended March 31,
Net cash flows provided by (used in):	2017	2016
Operating activities	$28.2	$24.4
Investing activities	(21.8)	(25.7)
Financing activities	(2.6)	(2.2)
Net increase/(decrease) in cash	$3.8	$(3.5)
Operating activities. Net cash provided by operating activities is our primary source of funds. Net cash provided by operating activities for the three months ended March 31, 2017 increased $3.8 million primarily due to lower operating expenses partially offset by higher pension contributions, higher Merger related expenses and lower revenue in 2017 compared to the same period in 2016.
Investing activities. Net cash used in investing activities for the three months ended March 31, 2017 decreased $3.9 million compared to the same period in 2016. Capital expenditures were $22.1 million and $25.9 million for the three months ended March 31, 2017 and 2016, respectively.
Financing activities. Net cash used in financing activities for the three months ended March 31, 2017 increased $0.4 million primarily due to higher settlement of taxes on restricted stock vesting in 2017 compared to the same period in 2016.
Pension Contributions and Post-Employment Benefit Plan Expenditures
During the three months ended March 31, 2017, we contributed $3.6 million to our Company-sponsored qualified defined benefit pension plans and funded benefit payments of $1.2 million under our post-employment benefit plans.
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
In 2017, we expect our aggregate cash pension contributions and cash post-employment benefit payments to be approximately $24 million. See "Item 1A. Risk Factors in our 2016 Annual Report —The amount we are required to contribute to our qualified pension plans and post-employment benefit plans is impacted by several factors that are beyond our control and changes in those factors may result in a significant increase in future cash contributions."

Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the three months ended March 31, 2017, our net capital expenditures totaled $22.1 million, compared to $25.9 million during the comparable period in 2016. We anticipate that we will fund future capital expenditures through cash flows from operations and cash on hand (including amounts available under the Revolving Facility). In 2017, capital expenditures are expected to be between $110 million to $115 million. Our capital expenditures in the coming years will be impacted by our CAF Phase II elections as further described in "Regulatory and Legislative" herein.
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
The Credit Agreement. In connection with the Refinancing, we entered into the Credit Agreement, which provides for the $75.0 million Revolving Facility, including a sub-facility for the issuance of up to $40.0 million in letters of credit, and the $640.0 million Term Loan. The principal amount of the Term Loan and commitments under the Revolving Facility may be increased by an aggregate amount up to $200.0 million, subject to certain terms and conditions specified in the Credit Agreement. The Term Loan will mature on February 14, 2019 and the Revolving Facility will mature on February 14, 2018, subject in each case to extensions pursuant to the terms of the Credit Agreement. As of March 31, 2017, we had $61.1 million, net of $13.9 million of outstanding letters of credit, available for borrowing under the Revolving Facility.
Interest Rates and Fees. Interest on borrowings under the Credit Agreement Loans accrue at an annual rate equal to either LIBOR or the base rate, in each case plus an applicable margin. LIBOR is the per annum rate for an interest period of one, two, three or six months (at our election), with a minimum LIBOR floor of 1.25% for the Term Loan. The base rate for any date is the per annum rate equal to the greatest of (x) the federal funds effective rate plus 0.50%, (y) the rate of interest publicly quoted from time to time by The Wall Street Journal as the United States ''Prime Rate'' and (z) LIBOR with an interest period of one month plus 1.00%. The applicable margin for the Term Loan is (a) 6.25% per annum with respect to term loans bearing interest based on LIBOR or (b) 5.25% per annum with respect to term loans bearing interest based on the base rate. The applicable rate for the Revolving Facility is, initially, (a) 5.50% with respect to revolving loans bearing interest based on LIBOR or (b) 4.50% per annum with respect to revolving loans bearing interest based on the base rate, in each case subject to adjustment based on our consolidated total leverage ratio, as defined in the Credit Agreement. We are required to pay a quarterly letter of credit fee on the average daily amount available to be drawn under letters of credit issued under the Revolving Facility equal to the applicable rate for revolving loans bearing interest based on LIBOR plus a fronting fee of 0.125% per annum on the average daily amount available to be drawn under such letters of credit. In addition, we are required to pay a quarterly commitment fee on the average daily unused portion of the Revolving Facility, which is 0.50% initially, subject to reduction to 0.375% based on our consolidated total leverage ratio. In the third quarter of 2013, we entered into interest rate swap agreements with a combined notional amount of $170.0 million with three counterparties that are effective for a two year period beginning on September 30, 2015 and maturing on September 30, 2017. Each respective swap agreement requires us to pay a fixed rate of 2.665% and provides that we will receive a variable rate based on the three month LIBOR rate, subject to a minimum LIBOR floor of 1.25%. Amounts payable by or due to us will be net settled with the respective counterparties on the last business day of each fiscal quarter, commencing December 31, 2015. For further information regarding these agreements, see note (8) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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
Mandatory Repayments. We are required to make quarterly repayments of the Term Loan in a principal amount equal to $1.6 million during the term of the Credit Agreement, with such repayments being reduced based on the application of mandatory and optional prepayments of the Term Loan made from time to time. In addition, mandatory repayments are due under the Credit Agreement with (i) a percentage, initially equal to 50% and subject to reduction to 25% in subsequent fiscal years based on our consolidated total leverage ratio, of our excess cash flow, as defined in the Credit Agreement, (ii) the net cash proceeds of certain asset dispositions, insurance proceeds and condemnation awards and (iii) issuances of debt not permitted to be incurred under the Credit Agreement. No premium is required in connection with prepayments. We did not make any optional or mandatory prepayments under the Credit Agreement, excluding mandatory quarterly repayments discussed above, during the three months ended March 31, 2017.
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
Notes redeemed after February 15, 2017 and prior to February 15, 2018 may be redeemed at 102.188% of the aggregate principal amount; and Notes redeemed on or after February 15, 2018 may be redeemed at their par value.
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
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016 we had $13.9 million and $13.9 million, respectively, in outstanding letters of credit under the Revolving Facility and $4.1 million and $4.1 million, respectively, of surety bonds. We do not have any other off-balance sheet arrangements, other than our operating lease obligations, which are not reflected on our balance sheets.
Critical Accounting Policies and Estimates
Our critical accounting policies are as follows:
•Revenue recognition;
•Allowance for doubtful accounts;
•Accounting for qualified pension and other post-employment benefits;
•Accounting for income taxes;
•Depreciation of property, plant and equipment;
•Stock-based compensation; and
•Valuation of long-lived assets and indefinite-lived intangible assets.
There have been no material changes to our critical accounting policies described in the 2016 Annual Report.

New Accounting Standards
For details of recent Accounting Standards Updates and our evaluation of their adoption on our condensed consolidated financial statements, see note (4) "Recent Accounting Pronouncements" to our condensed consolidated financial statements in "Part I. Financial Information - Item I. Financial Statements" included elsewhere in this Quarterly Report.
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
Interest Rate Risk - Long-Term Debt. We are exposed to interest rate risk, primarily as it relates to the variable interest rates we are charged under credit agreements to which we are a party. As of March 31, 2017, our interest rate risk exposure was attributable to the Credit Agreement, which includes the Term Loan and the Revolving Facility, each of which is subject to variable interest rates. We use our variable rate debt, in addition to fixed rate debt, to finance our operations and capital expenditures and believe it is prudent to limit the variability of our interest payments on our variable rate debt. To meet this objective, from time to time, we may enter into interest rate derivative agreements to manage fluctuations in cash flows resulting from interest rate risk.
As of March 31, 2017, we were party to interest rate swap agreements in connection with borrowings under the Credit Agreement covering a combined notional amount of $170.0 million. These agreements were effective on September 30, 2015. Accordingly, on March 31, 2017, only $444.4 million principal balance of the Term Loan was subject to interest rate risk. Interest payments on the Term Loan are subject to a LIBOR floor of 1.25%. As a result, while LIBOR remains below 1.25%, we incur interest at above market rates. To the extent that LIBOR remains below 1.25%, we are buffered from the full financial impact of interest rate risk; however, as LIBOR rises, a change in interest rates could materially affect our condensed consolidated financial statements. For example, with the principal balance of the Term Loan as of March 31, 2017, a 1% increase in the interest rate above the LIBOR floor of 1.25% would unfavorably impact interest expense and pre-tax earnings by approximately $4.4 million on an annual basis.
For further information regarding the Credit Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note (7) "Long-Term Debt" and note (8) "Interest Rate Swap Agreements" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
Interest Rate and Investment Risk - Pension Plans. We are exposed to risks related to the fair value of our pension plan assets and the discount rate used to value our pension plan liabilities and the amount of lump-sum payments made to certain participants. Our pension plan assets consist of a portfolio of fixed income securities, equity securities and cash. Changes in the fair value of this portfolio can occur due to changes in interest rates and the general economy. In addition, interest rates are a primary factor in the determination of our actuarially determined liabilities and, if applicable, the amount of the accrued benefit paid in the form of a lump-sum to a pension plan retiree when requested. Our qualified pension plan assets have historically funded a large portion of the benefits paid under our qualified pension plans. Lower returns on plan assets, decreases in the fair value of plan assets and lower discount rates could negatively impact the funded status of our pension plans and we may be required to make larger contributions to our pension plans than currently anticipated. Due to uncertainties in the pension funding calculation, the amount and timing of pension contributions are unknown other than as disclosed in this Quarterly Report. For activity in our qualified pension plan assets, see note (10) "Employee Benefit Plans" to our condensed consolidated financial statements in "Part I. Financial Information - Item 1. Financial Statements" included elsewhere in this Quarterly Report.
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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of the 2016 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2017 - January 31, 2017	27,106 (1)	$18.45	—	N/A
February 1, 2017 - February 28, 2017	—	—	—	N/A
March 1, 2017 - March 31, 2017	—	—	—	N/A
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

FAIRPOINT COMMUNICATIONS, INC.

Date:	May 4, 2017	By:	/s/ Karen D. Turner
		Name:	Karen D. Turner
		Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code.(1)
2.2	Agreement and Plan of Merger, dated as of December 3, 2016, by and among Consolidated Communications Holdings, Inc., FairPoint Communications, Inc. and Falcon Merger Sub, Inc. (2) **
2.3	First Amendment to Agreement and Plan of Merger, dated as of January 20, 2017, by and among Consolidated Communications Holdings, Inc., FairPoint Communications, Inc. and Falcon Merger Sub, Inc. (3)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(4)
3.2	Second Amended and Restated By-Laws of FairPoint.(4)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(5)
4.2	Specimen Stock Certificate.(4)
4.3	Specimen Warrant Certificate.(5)
4.4	Indenture, dated as February 14, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(6)
4.5	First Supplemental Indenture, dated as of September 16, 2013, among FairPoint Communications, Inc., the Subsidiary Guarantors and U.S. Bank National Association, as trustee.(7)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

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

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 5, 2016.

(3)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the period ended December 31, 2016.

(4)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(5)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(6)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 14, 2013.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2013.